Form 10-K405
period 1999-12-31
NETRATINGS INC
filed 2000-03-30
CIK 1095480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-27907

                            ------------------------

                                NETRATINGS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                        77-0461990
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation of organization)                         Identification No.)

           890 HILLVIEW COURT
          MILPITAS, CALIFORNIA                                     95035
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (408) 957-0699

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                     ---------------------
                 None                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on February 29, 2000, was $235,227,244. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the Registrant's Common Stock outstanding as of February 29, 2000, was 32,167,686.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive proxy statement for registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K UNDER THE HEADING, "FACTORS THAT MAY AFFECT OUR PERFORMANCE."

OVERVIEW

    We provide Internet audience measurement information and analysis. Our products and services enable our customers to make informed business-critical decisions regarding their Internet strategies. We deliver accurate and timely Internet audience information, collected from a representative sample of Internet users, and augment this information with detailed, flexible reporting and in-depth analysis. Our customers include leading e-commerce companies, advertising agencies, media companies, Internet companies and financial institutions. We have formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States and Canada, and ACNielsen, a leading provider of market research information and analysis to the consumer products and services industries. We believe that these relationships allow us to offer the most accurate Internet audience information currently available. Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding Internet user behavior, including both site and advertising activity. We began providing Internet audience measurement products and services under the brand name Nielsen//NetRatings in March 1999. We believe that our Internet sampling methodologies, our real-time data collection technology, our powerful, flexible reporting systems, and our strategic relationships position us for leadership in the market for global Internet audience measurement and analysis.

INDUSTRY BACKGROUND

GROWTH IN GLOBAL INTERNET USAGE, E-COMMERCE AND ONLINE ADVERTISING

    The Internet has emerged as a significant global medium for communications, information, and commerce. It is growing dramatically, based on key measures, including total number of users, total number of Web sites, e-commerce transaction volume and online advertising dollars.

    Both content and e-commerce on the Internet are growing dramatically. According to International Data Corporation, (IDC), the number of individual Web site addresses, commonly referred to as "URLs," on the Internet has grown from approximately 18 million at the end of 1995 to approximately 925 million at the end of 1998, and is expected to grow to approximately 13 billion in 2003. Also, according to IDC, the number of users buying goods and services on the Internet has grown from approximately 3 million in 1995 to approximately 31 million in 1998, and is expected to grow to approximately 183 million in 2003. IDC estimates that the total annual value of goods and services purchased over the Internet has grown from approximately $296 million in 1995 to approximately
$50 billion in 1998, and is expected to grow to over $1.3 trillion by 2003.

    As the Internet attracts larger numbers of users, spending for Internet advertising is expected to increase. According to Forrester Research, global annual online advertising expenditures are projected to increase from approximately $1.5 billion in 1998 to approximately $24 billion in 2003.

    In addition to the increasing number of Internet users, there has also been a significant increase in the number of devices that can access the Internet. While such devices originally consisted only of personal computers, there has been a recent emergence of a number of alternative devices to access the Internet, including television set-top boxes, handheld computing devices, Web-enabled phones and Internet gaming devices. According to IDC, the number of devices worldwide that are capable of accessing the Internet has grown from approximately 14 million at the end of 1995 to approximately
150 million at the end of 1998 and is expected to grow to approximately
722 million by the end of 2003.

UNIQUE CHARACTERISTICS OF ONLINE COMMERCE AND ADVERTISING

    The Internet also presents advertisers and online businesses with a unique opportunity to target prospective consumers and to measure the return on their advertising or marketing investment. Using traditional media, such as television, an advertiser must broadcast its advertisements to an entire audience for a given program in a given market, even though the advertiser may have desired to target only a portion of the overall audience. With the Internet, on the other hand, users visiting the same Web page at the same moment can be presented with different advertisements based on their Internet usage behavior. In addition, while an advertiser using traditional media cannot directly measure how an individual audience member reacts to an advertisement, the Internet makes it possible for an advertiser or e-commerce company to track how its audience interacts with an advertisement or an e-commerce site.

THE EXPECTED CONVERGENCE OF TELEVISION AND THE INTERNET

    We believe that the convergence of television programming with Internet content and interactivity represents a significant emerging trend. Today, considerable advertising is being conducted in traditional media, such as television, in order to drive traffic and commercial activity to Internet sites. We believe that this trend toward the convergence of television and the Internet will continue. For example, we believe that, in the future, television content and advertising will include Internet links on which viewers can click to make a direct response, such as making an online purchase. As this convergence takes place, the ability to track television audiences as they use the Internet will become an increasingly critical requirement for all major advertisers and their agencies as they seek to capitalize on these cross-media opportunities.

THE NEED FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS

    As the Internet continues to evolve and online advertising and electronic commerce continue their dramatic growth, companies conducting business online are continually challenged to define and reach their target audiences as well as develop sophisticated online business strategies. The unique dynamics of the Internet require that online market participants understand their markets and quickly recognize and adapt to changing conditions in their particular industries. In order to remain competitive, these online companies demand detailed audience measurement information and analysis that will enable them to make informed business decisions in a timely manner. These companies are seeking a trusted third party source for information that can provide them with the following:

    - ACCURATE AND TIMELY INFORMATION. To be useful, information derived from audience samples must accurately reflect the size and behavior of the overall Internet audience. Accordingly, such information must be gathered from a large, representative sample using statistical methods that eliminate as much bias as possible. The information must also be timely; the faster the information can be analyzed and reported, the more efficiently an online business can adapt to its target audience's changing characteristics and preferences.

    - DETAILED, FLEXIBLE REPORTING AND ANALYSIS. The usefulness of Internet audience information can be significantly enhanced by detailed analysis presented in a flexible format that allows customers to manipulate the information to meet their unique requirements. Presenting information and analysis in this way could enable a customer to:

       - track the demographic profiles and behavior of users that visit a particular site or click on a particular banner advertisement, in order to target advertising at users matching particular demographic profiles;

       - correlate user behavior on a site with the user's behavior on the Internet before entering and after leaving the site, tracking other sites visited and how the user behaved on those sites;

       - track users' interactions with Web sites, such as the duration and frequency of visits to a site and the proportion of visitors to a site that make purchases during their visits, referred to as the "look-to-book" ratio;

       - track users' interactions with advertisements, such as the proportion of clicks on a banner advertisement compared to the number of times the advertisement appears, referred to as the "click-through rate," and the proportion of users that make a purchase after clicking on a particular advertisement, referred to as the "click-to-conversion" ratio;

       - evaluate banner advertisements to compare the effectiveness of different advertisements or to track a competitor's advertisement placements;

       - track streaming media usage on Web sites and actual connection speeds of users; and

       - identify significant trends relating to online companies and Internet usage.

    - CROSS-MEDIA AND CROSS-PLATFORM MEASUREMENT CAPABILITIES. To obtain a comprehensive measurement of Internet audience usage, companies conducting business online will require an Internet audience measurement solution that is capable of capturing data from both television and Internet users and across a wide range of Internet access devices. This requires specialized technologies and expertise to adapt audience measurement techniques to disparate emerging platforms. The data collection method must not only be capable of operating on different types of devices, but must also be capable of collecting and transmitting comparable streams of data regardless of the device.

    - A UNIFORM STANDARD OF MEASUREMENT. Internet audience measurement statistics are of limited use, unless Internet site and advertisement activity can be measured according to a common "yardstick." As has been the case with Nielsen Media Research in the market for television audience measurement and with Arbitron in the market for radio audience measurement, we believe that the company that provides the highest quality audience measurement information and analysis will eventually emerge as the industry standard.

    We believe that no standard has yet emerged because most companies offering Internet measurement services have been unable to provide a comprehensive solution that includes accurate and timely information, as well as detailed and flexible reporting and analysis. Accordingly, a significant market opportunity exists for a company that can provide customers with products and services that meet these needs.

THE NETRATINGS SOLUTION

    We deliver meaningful and timely information that enables our customers to make informed business-critical decisions regarding their Internet strategies. Our products, services and technology provide accurate Internet audience information combined with detailed and flexible reporting and in-depth analysis. We believe that our solution will enable us to become the standard for measuring the size, profile and behavior of Internet audiences. Our solution, marketed under the Nielsen//NetRatings brand, includes the following key components:

    ESTABLISHED SAMPLING METHODOLOGIES. Our solution is designed to provide reliable, independent information that customers need to make critical business decisions. We believe that our strategic relationship with Nielsen Media Research allows us to offer the most accurate Internet audience sampling methodology currently available. Nielsen Media Research has set the standard for television audience measurement over the past 50 years, utilizing an established sampling methodology that is widely used throughout the major segments of the audience measurement and media research industry. Nielsen Media Research develops our panel using the same sampling methodology that it uses in developing television audience panels. In addition, through our joint venture with ACNielsen, we are providing solutions in international markets utilizing ACNielsen's established audience sampling methodologies based upon its 76 years of experience in consumer market research.

    PROPRIETARY MEASUREMENT TECHNOLOGY. Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding Internet user behavior, including sites and pages visited, time spent on each site, advertising exposure and effectiveness, e-commerce transactions executed, bandwidth usage data, and streaming media usage. The software also collects key information regarding activity on America Online's proprietary service. Since our inception, all of our data is collected from the entire panel and transmitted to our central database in real-time. The information is linked to demographic profiles of Internet users to provide comprehensive products and services for measuring Internet usage behavior. Once installed, our software requires virtually no panelist intervention and software updates are automatic.

    POWERFUL, FLEXIBLE REPORTING SYSTEMS. Our solution provides customers with a variety of daily, weekly, and monthly reports that can be modified by our customers, enabling them to easily manipulate data to meet their specific information requirements. Our easy-to-use interface provides immediate access to various levels of detailed information and enables custom queries on selected information. Our service provides customers with two levels of information access, which are available in weekly and monthly reports based on data that has been uploaded to our database from our panel members' computers in real time. Our Quick Looks feature provides customers with comprehensive pre-defined Internet user behavior and demographic information. We also provide Select Views, which are powerful, easy-to-use, menu-driven queries that respond to specific information requests.

    TIMELY, INSIGHTFUL ANALYSIS. Our solution delivers insightful analysis based upon detailed Internet audience information. We augment our high-quality audience behavior information with meaningful analysis delivered on a timely basis, enabling our customers to take decisive action. The analytical services we provide are structured to deliver information and commentary on a weekly, monthly and quarterly timeframe. Additionally, we provide timely event-based reports, such as Internet activity during the Super Bowl and holiday shopping periods. Customers purchasing our analytical services are entitled to a fixed number of consulting hours, during which they can have private access to our analysts for strategic consultation or custom analysis.

    COMPATIBLE, PORTABLE ARCHITECTURE. All of our information is collected using proprietary software that is compatible with devices that operate on a Java-enabled platform. Therefore, we believe that our architecture will seamlessly integrate with most new types of Internet access devices, enabling us to obtain useful data from most Internet users regardless of the access device they use.

STRATEGY

    Our objective is to become the standard for Internet audience measurement and the worldwide leader in Internet market research. We intend to establish this leadership position through the following key strategies:

    LEVERAGE OUR STRATEGIC RELATIONSHIPS. We intend to continue to leverage our key strategic relationships with Nielsen Media Research and ACNielsen by using their brands and industry relationships to facilitate the rapid deployment of our service with leading companies. Since March 1999, we have marketed our services under the Nielsen//NetRatings brand, and, combining our sales and marketing efforts with those of Nielsen Media Research, we have deployed our products and services to over 250 customers. We believe that the continued adoption of our products and services by leading companies will help facilitate the broad market acceptance of the Nielsen//NetRatings service as the industry standard for Internet audience measurement. Similarly, we intend to leverage our strategic relationship with ACNielsen to deploy our products and services into multiple international markets.

    INCREASE THE SIZE, SCOPE AND NUMBER OF OUR AUDIENCE MEASUREMENT PANELS. We intend to expand the size, scope, and number of our worldwide audience measurement panels in order to increase the depth of information that we can provide our customers. We believe that expanding our panels will enable us to provide more detailed information regarding e-commerce trends, as well as more accurate information regarding smaller Internet sites and more focused advertising campaigns. A significant percentage of Internet usage takes place at the workplace, and our customers are increasingly requiring audience measurement information from this user segment. Accordingly, we have recruited a high-quality at-work panel through a number of initiatives including recruiting companies directly and leveraging our current strategic relationships.

    CAPITALIZE ON OUR ACCESS TO INFORMATION TO DEVELOP NEW PRODUCTS AND ENTER NEW MARKETS. We plan to continually innovate and introduce new products that will capitalize on our access to the extensive Internet activity data that we collect for our audience measurement products and services. We believe that our current technological and analytical capabilities allow us to offer the most accurate, complete and timely information on Internet usage available. As the volume and complexity of Internet usage increases, we believe that users will demand increasingly flexible and robust audience measurement products and services. We intend to continue to devote significant resources to developing additional technologies that will allow us to create solutions that meet these requirements. Additionally, we believe that analysis of data is becoming increasingly important to customers who use Internet audience information, and we intend to continue to develop new ways to analyze and present the information we collect. During the past year, we have created advanced reports and analyses specifically targeted to the investment community, media segment, and e-commerce providers, and we intend to introduce similar products for the online business-to-business customers. We also intend to leverage our analytical capabilities to expand and enhance our specialized consulting services.

    EXPAND INTERNATIONALLY. We intend to capitalize on the global demand for Internet usage information by establishing panels in major international markets and expanding our customer base to include international companies. In
June 1999, we formed NetRatings Japan KK, a Japanese joint venture, to allow us to provide our products and services to the Japanese market. NetRatings Japan KK began delivering our Nielsen//NetRatings branded Audience Measurement Service in Japan in February 2000. In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market Nielsen//NetRatings products and services in other key international markets. Through this joint venture, we plan to develop audience measurement panels in Australia, Singapore, Ireland, New Zealand and the United Kingdom in the first half of 2000 and in Austria, Brazil, Denmark, Finland, Germany, Norway, and Sweden by the end of 2000. We believe that our Internet measurement solution will provide global companies with the highest-quality information on worldwide Internet usage and flexible tools to use this information to make critical business decisions. In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we currently hold a 30% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market.

    POSITION OURSELVES TO CAPITALIZE ON THE CONVERGENCE OF TELEVISION AND THE INTERNET. We intend to position ourselves to become the audience measurement standard for the converging market for television programming and the Internet. We believe that the continued convergence of television and the Internet will require sophisticated products and services that provide meaningful information about usage behavior. We believe that we will be uniquely positioned for this convergence through our relationship with Nielsen Media Research, with its experience and expertise in television audience measurement, combined with our own Internet measurement technology. We intend to devote substantial resources and to work with Nielsen Media Research to develop the technologies and research methodologies that will allow us to be the audience measurement standard for this convergence.

STRATEGIC RELATIONSHIPS

STRATEGIC RELATIONSHIP WITH NIELSEN MEDIA RESEARCH

    For nearly 50 years Nielsen Media Research's core business has been to provide high-quality, comprehensive audience viewing information on the television industry. The Nielsen ratings are vital to television program production, distribution and scheduling decision making, and are the currency for transactions between buyers and sellers of television advertising time.

    In October 1998, we began a strategic relationship with Nielsen Media Research to develop and market Internet audience measurement products and services in the United States and Canada using our technology combined with Nielsen Media Research's proprietary panel methodology. Through this relationship, we began developing an expanded Internet audience panel based on the Nielsen Media Research audience sampling methodology and enhanced versions of our software, to be marketed under the Nielsen//NetRatings brand. Under our agreement with Nielsen Media Research, we have the right to use the Nielsen name in connection with audience measurement and e-commerce consulting services derived from the panels developed and maintained by Nielsen Media Research. In March 1999, we launched our Nielsen//NetRatings product and service offerings. In August 1999, Nielsen Media Research made an equity investment in NetRatings. In December 1999, following our initial public offering, Nielsen Media Research exercised its right to make an additional equity investment and acquire a controlling interest in our company, including the right to elect a majority of our Board of Directors.

    Under the operating agreement governing the relationship, which was entered into in August 1999, Nielsen Media Research is responsible for the development and maintenance of the at-home panel that generates the data for the Nielsen//NetRatings audience measurement service. We are responsible for the management, support and ongoing development of the data collection and reporting system. Under the operating agreement, we have formed an operating committee consisting of two representatives of Nielsen Media Research and two representatives of NetRatings. The operating committee's responsibilities include:

    - review of proposed levels of expenses by us and Nielsen Media Research related to sales and marketing, research and development and panel maintenance;

    - determination of the pricing of the Internet audience measurement services;

    - oversight of product quality control; and

    - approval of panel size and other panel-related changes.

    Under the operating agreement, Nielsen Media Research is responsible for marketing the service to traditional media customers, such as broadcast television networks, nationally-circulated magazines, news agencies, advertising agencies and other customers in the United States and Canada that are agreed to from time to time by Nielsen Media Research and us. We are responsible for selling to publishers, Internet-based businesses, Fortune 2000 corporations and financial institutions. We receive 100% of customer billings derived from sales of all of our products and services and pay Nielsen Media Research a commission of 35% of our billings for products and services sold by them. For the year ended December 31, 1999, we derived 18% of our total revenue from Nielsen Media Research generated billings. In the future, we expect this percentage to decrease, as we increase the size of our sales force and further expand into international markets.

    We pay Nielsen Media Research ongoing fees for the costs of maintaining the at-home panel and the costs associated with any expansion of the panel. These fees are charged at the same rates that Nielsen Media Research charges its own internal divisions, which are based on Nielsen Media Research's actual cost plus an allocated portion of its overhead costs. During the year ended December 31, 1999, these fees totaled approximately $5.2 million, representing approximately 76% of our cost of revenue during that year.

    We have agreed not to sell advertising measurement data in the U.S. or Canada in conjunction with any product or service provided by any third party other than Nielsen Media Research. This restriction will terminate if Nielsen Media Research fails to meet certain annual sales goals.

    The relationship may be terminated in the event of any of the following:

    - mutual agreement of the parties;

    - either party committing a material breach of the agreement, which is not defined in the agreement; or

    - Nielsen Media Research's equity ownership of NetRatings falling below 5% of NetRatings' outstanding Common Stock, assuming full exercise or conversion of all outstanding options, warrants and convertible securities.

    Upon a termination of our strategic relationship other than by mutual consent of the parties or as a result of our breach of the agreement, Nielsen Media Research will be obligated to provide panel maintenance services for up to one year thereafter. In addition, in such event, we will continue to have access to Nielsen Media Research's panel methodology for purposes of maintaining our at-home panel and the right to use Nielsen Media Research's trademarks for purposes of marketing our Internet audience measurement products and services for up to one year following the termination.

JOINT VENTURE WITH ACNIELSEN

    Since its founding 76 years ago, ACNielsen has become a leading provider of media research services outside North America. It is also a global leader in providing business information, analysis and insights to consumer packaged goods companies, their brokers and retail organizations. ACNielsen offers services to customers in over 100 countries. Although ACNielsen and Nielsen Media Research were originally part of the same corporate organization, the two companies are no longer related.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain audience measurement panels and to market Nielsen//NetRatings products and services in international markets. The joint venture is operated through a corporation in which we have a 19.9% voting interest and ACNielsen has an 80.1% voting interest. These percentages were based on arm's-length negotiations and estimates of the value of the cash and property that each party has agreed to contribute to the joint venture. Through the joint venture, we plan to release audience measurement data based in Australia, Ireland, New Zealand and the United Kingdom in the first half of 2000 and in

Austria, Brazil, Denmark, Finland, Germany, Norway and Sweden by the end of 2000. ACNielsen has agreed to permit the joint venture to use the Nielsen name free of charge for so long as the joint venture agreement remains in effect. In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we currently hold a 30% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market.

    The joint venture's products and services will be based on data collected from Internet measurement panels that are established and maintained using ACNielsen's proprietary sampling methodology. Panel members will collect and deliver their Internet usage data using our proprietary collection software. The joint venture or ACNielsen will be responsible for establishing and maintaining the joint venture's audience measurement panels, and ACNielsen will pay the costs associated with the establishment and maintenance of these panels in the countries initially targeted by the joint venture. The countries to be targeted by the joint venture will be determined from time to time by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. We will not be directly obligated to pay any fees to the joint venture or ACNielsen related to the establishment or maintenance of panels. However, we will be responsible for our pro rata portion of the joint venture's capital requirements, based on our proportionate voting interest, to the extent the joint venture requires capital other than for the establishment and maintenance of these initial panels.

    The joint venture has exclusive rights to market its Internet audience measurement services in countries outside the United States, Canada and Japan. We have exclusive rights to market these services in the United States, Canada and Japan. Under this operating agreement, we have agreed not to offer any Internet audience measurement service in countries outside the United States, Canada and Japan. In addition, the joint venture and ACNielsen have agreed not to offer any competing Internet audience measurement service anywhere in the world. Notwithstanding the foregoing, the joint venture will have the right to offer such a service in Japan should it not gain access to the Japanese Internet usage data to which we have access, on the same terms to which we are subject.

    Revenue from the joint venture's Internet audience measurement services will be allocated between us and the joint venture depending on the location of the customer and the location of the panel whose data is used in the service:

    - The joint venture retains 100% of any revenue from services that the joint venture sells to customers outside the United States and Canada based on data from panels outside those countries; provided, however, that during the five year period commencing October 1, 1999, the joint venture shall pay to NetRatings a fee of 10% of such revenues, subject to a minimum fee of $7.5 million and a maximum fee of $15 million for such five year period.

    - We and the joint venture each retain 50% of any revenue from services that we sell to customers in the United States and Canada based on data from panels outside those countries or services that the joint venture sells to customers outside the United States and Canada based on panel data from those countries.

    - The joint venture retains 35% of any revenue from services that the joint venture sells to customers inside the United States and Canada based on data from panels inside those countries, and we retain 65% of any revenue from such services.

    - If either we or the joint venture sells services based on data from a combination of panels located both inside and outside the United States and Canada, the allocation of revenue is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

    The joint venture was initially capitalized through contributions of $1,990 by us for the purchase of common stock and $1,000 by ACNielsen for the purchase of preferred stock. To complete the initial capitalization of the joint venture, ACNielsen has agreed to contribute cash to fund the initial roll-out costs, consisting of the costs incurred to establish Internet audience measurement panels in each of the countries initially targeted by the joint venture, as such costs are incurred by the joint venture, and we have granted an exclusive license with respect to our data collection technology for the covered territory, subject to specified performance criteria. The schedule for establishing panels in each country is subject to determination from time to time by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. ACNielsen has publicly announced that it expects to spend approximately $50 million by the end of 2001 to fund the initial roll-out costs of the joint venture. The preferred stock initially purchased by ACNielsen, together with any additional preferred stock purchased as part of the funding of the initial roll-out costs, will continue to have an 80.1% voting interest and be convertible into 80.1% of the common stock of the joint venture. All preferred stock issued by the joint venture will have a liquidation preference equal to the original purchase price.

    We have entered into a stockholders agreement with ACNielsen setting forth procedures for funding the ongoing operations of the joint venture. Apart from the initial roll-out costs, the capital requirements of the joint venture will be the responsibility of both companies in proportion to their relative voting interests in the joint venture. Prior to September 23, 2001, however, ACNielsen has agreed to advance these capital requirements by either purchasing additional stock, making loans to the joint venture bearing interest at the prime rate, or arranging loans from third parties. At the end of this period, the joint venture must repay any such loans from ACNielsen, and we must reimburse ACNielsen for our pro rata portion of any such stock purchases, after which the additional stock issued to ACNielsen will be retired.

    After the funding of the initial roll-out costs, beginning September 23, 2001, the board of directors of the joint venture may make capital calls on the outstanding shares, acting in its sole discretion. If, after a capital call, either company defaults on its capital contribution, then the joint venture will issue to the other company shares of a senior class of preferred stock having a value equal to that company's capital contribution. Beginning September 23, 2002, NetRatings has the right to require a capital call if it can demonstrate that such capital is necessary in order for the joint venture to exploit commercial opportunities that would be in the best interests of the joint venture partners. Such a capital call is subject to the default provisions described above, except that if these provisions would result in ACNielsen having insufficient equity ownership to include the joint venture in its consolidated tax returns during 2003 or 2004, then ACNielsen can require that NetRatings receive convertible debt securities in lieu of the senior class of preferred stock.

    Under the stockholders agreement, the joint venture and ACNielsen have a right of first refusal to purchase any shares of the joint venture that we wish to sell to a third party. If the joint venture does not effect an initial public offering within five years, we have the right to require ACNielsen to purchase our equity interest at its fair market value at that time.

PRODUCTS AND SERVICES

    Our products and services provide our customers with the ability to accurately track and analyze Internet audience behavior, in addition to in-depth research reports across a variety of Internet-related subjects. Our products and services, which are marketed under the Nielsen//NetRatings brand, include:

    - INFORMATION SERVICES. These services provide information such as comprehensive traffic measures for Web sites, audience exposure and response to advertising banners and audience demographics linked directly to site and advertising data;

    - ANALYTICAL SERVICES. These services are comprised of market research reports and analysis for specific markets such as the e-commerce and investment communities, and related analyst consultation; and

    - CUSTOM RESEARCH. This research is performed on an as-requested basis in support of customers' special projects.

INFORMATION SERVICES

    We provide a range of syndicated weekly and monthly Internet audience measurement reports that can be accessed online. We currently offer two categories of reports. Our Quick Looks reports provide customers with comprehensive, pre-defined Internet user behavior and demographic information. Our Select Views reports provide customers with specific audience information generated by a powerful, menu-driven interface.

QUICK LOOKS REPORTS

- WEB SITE REPORTS. These reports provide key measures of Internet users' site activity. Each report contains information on the size and demographic composition of the unique audience, the percent of the total Internet audience that can be reached at each site, the sites ranked by audience size or other criteria, total page views, and pages viewed and time spent per person.

               REPORT                                      DESCRIPTION
               ------                                      -----------
Top Web Sites by Property............  Reports key information for all Web sites owned by the same entity. For example, a report for Time
                                       Warner would include all activity information for
                                       all of the Time Warner-owned properties including
                                       Warner Brothers and CNN Web Sites.

Top Web Sites by Domain..............  Reports key information for activity on individual domains. For example, WWW.YAHOO.COM is considered
                                       one domain, and may consist of numerous individual
                                       Web Sites.

Top Web Sites by Unique Site.........  Reports key information by individual site and top pages within a site. For example,
                                       WWW.QUOTE.YAHOO.COM is a unique site within the
                                       WWW.YAHOO.COM domain.

Top Web Sites by Category............  Categorizes sites and domains by content groupings such as sports, finance, news and information,
                                       allowing comparison of similar sites.

Custom Property......................  Provides alternative customized site consolidations based on client requests.

- BANNERTRACK REPORTS. These reports provide detailed audience information about Internet banner advertising for use in competitive research, advertising and creative analysis, as well as an overall view of current advertisers and where they are advertising. These reports allow advertising planners to evaluate the creative content of advertising and how effectively advertising reaches various audiences. Key measures include the number of actual advertising images, banner rank, unique audience size and demographic composition, percent of the Internet audience that can be reached by each advertisement, and click rate.

               REPORT                                      DESCRIPTION
               ------                                      -----------
Top Banner Advertisements by
  Impression.........................  Ranks the top viewed banner advertisements and sponsorship buttons.

Advertising by Domain................  Ranks the top advertising sites with information showing the advertisers and their respective
                                       advertising that appeared on individual sites.

Advertising by Company...............  Ranks the top advertisers with detailed information showing the sites on which they advertised and
                                       identifying their top advertisements.

- AUDIENCE SUMMARY REPORTS. These reports provide a comprehensive profile of the entire Internet audience including size and demographic composition of the unique audience, total page views, number of usage sessions and time spent per person.

               REPORT                                      DESCRIPTION
               ------                                      -----------
Audience Profile.....................  Displays overview information for the total U.S.
                                       Internet population.

Daily/Hourly Traffic.................  Details Audience Profile report information by specific day and hour.

Average Usage........................  Displays summary statistics on overall Internet usage.

AOL Audience.........................  Displays audience size, audience demographic composition and average time spent within the
                                       America Online proprietary service.

SELECT VIEWS REPORTS

    Our Select Views reports provide customers with the ability to pinpoint specific audience information via easy-to-use, menu-driven queries into the Nielsen//NetRatings database.

               REPORT                                      DESCRIPTION
               ------                                      -----------
Site Reports

  Demographic Targeting..............  Allows customers to identify the best sites to reach a specific demographic population on the Web.
                                       Information includes the size of the audience and
                                       the percent of the audience at a given site meeting
                                       the demographic targeting criteria.

  Audience Profile...................  Provides a detailed side-by-side demographic comparison of audiences at different sites.

  Unduplicated Audience..............  Provides an analysis of the audience overlap across multiple sites. Details the size and demographic
                                       composition of the site's shared and exclusive
                                       audience.

  Trend..............................  Allows graphical comparison of audience statistics for multiple sites across user-selected time
                                       periods.

BannerTrack Advertising Reports

  Demographic Targeting..............  Allows customers to identify which advertising has been the most effective in reaching particular
                                       demographic groups.

  Audience Profile...................  Allows customers to compare the audience size and demographic composition for selected advertisements
                                       in the same campaign, or across different
                                       advertisers.

ANALYTICAL SERVICES

    We leverage the information gathered in our core database by offering analysis that places the data into context, geared toward the specific research needs of the e-commerce and investment communities. Subscribers to our analytical services also receive direct access to a NetRatings analyst for a specific number of hours of private consultation. Our analytical services include:

E-COMMERCE STRATEGIES SERVICE

    This series of reports focuses on strategic opportunities with an emphasis on success factors in particular segments of the e-commerce market.

INTERNET INVESTMENT STRATEGIES SERVICE

    This series of reports provides research information for the investment community, geared to meet the specific needs of market analysts, institutional investors, brokers and venture capitalists.

INTERNET MEDIA STRATEGIES SERVICE

    This series of reports investigates issues pertinent to media and content sectors, such as usage of streaming media, impact of bandwidth on Internet usage and local market usage.

CUSTOM RESEARCH

    We make research services available to our customers on an as-requested basis. Because we utilize real-time data collection, we can provide overnight analysis on a custom basis. In one custom research project, for example, we analyzed the usage activities of visitors to a selected group of portal sites in order to learn the percentage of a particular portal's audience that also visited the other portals. Another custom project studied differences in online behavior between a site's registered users and unregistered users.

AUDIENCE MEASUREMENT METHODOLOGY

    Our Internet measurement products and services extend to the Internet the Nielsen Media Research sampling methodology for television audiences by collecting, aggregating and correlating Internet usage data with demographic profiles of panel members. The resulting information is organized in a manner consistent with traditional media research data so that the advertiser or marketer can integrate Nielsen//NetRatings information into the development of comprehensive media, marketing and product plans. As of March 15, 2000 our at-home Internet panel consisted of more than 43,000 persons, and we are in the process of substantially increasing the size of this panel.

    We have also developed a high quality panel of at-work Internet users to enable us to collect data regarding the significant proportion of Internet usage that takes place at the workplace. We began developing this panel in September 1999. In February 2000 we began reporting data from this panel and expect to recruit more than 10,000 panel members by the middle of 2000.

    In addition, we have recruited a high quality panel of international users as part of our worldwide expansion in conjunction with our joint venture with ACNielsen. As of March 15, 2000, this joint venture had over 38,000 people under measurement.

    We believe that the quality of information derived from a sample is directly related to the quality of the sample. To assure quality, our panel sampling methodology includes the following critical components:

    ENUMERATION. Enumeration studies are conducted to determine the total size and demographic makeup of the Internet user population and are used as the basis for ensuring that sample behaviors are representative of the total audience population. In order to more accurately gauge the size and shape of the rapidly changing Internet user universe, we conduct our independent enumeration studies on a monthly basis.

    SAMPLE DESIGN. For a sample to be representative of the total Internet user population, the selection process must be random. In addition, the higher the cooperation rate among selected individuals, the more representative the sample and the more reliable the sample data. Our at-home panel is constructed using a process called random digit dialing, which involves recruiting panel members by calling randomly selected telephone numbers. Telephone numbers are randomly and systematically selected with equal probability, with adjustments made to account for households with more than one phone number. To maximize the cooperation rate, households are called up to 15 times in an attempt to make contact. Eligible households, namely, those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive in the form of a savings bond for their participation. Eligible households that decline to participate in the panel, households without Internet access, non-residential telephone numbers and non-working or non-contacted telephone numbers are called again at six-month intervals.

    SAMPLE MANAGEMENT. Given the continuing rapid growth of the Internet, the online population changes in size and composition faster than audiences of other major media. Our sample management process strives for ongoing cooperation from existing panel members. We also recontact previous non-Internet households to ensure that new telephone numbers are included in the random sampling process.

TECHNOLOGY

    Through the use of our proprietary tracking software, we developed the following audience measurement capabilities:

    - daily and weekly activity reports made possible by collection of user activity data in real time;

    - advertising banner tracking and reporting by banner, advertiser and domain;

    - tracking e-commerce purchase activity and related audience behavior; and

    - tracking of streaming media usage and user bandwidth consumption.

NetRatings audience tracking software has the following characteristics:

    - collects real-time, comprehensive Web activity and AOL proprietary online service activity;

    - collects the same data in the same way, regardless of whether the user is accessing the Internet via a PC, Macintosh, UNIX or other platform, and provides portability to non-PC Internet access devices such as television set-top boxes and Internet gaming devices;

    - automatically measures banner advertisement viewing and clicking, e-commerce activity, cached page views and page loading times;

    - requires virtually no panelist intervention once installed and can be automatically upgraded, allowing functional enhancement without panelist interaction; and

    - automatically encrypts all panelist activity data prior to transmission.

    We have also designed the NetRatings reporting system for flexibility of information delivery and ease of use. We publish weekly as well as monthly data. Our reporting schedule is 72 hours after the end of the period for weekly data and 10 days after the end of the period for monthly data. Information is organized in consistently formatted, easy-to-use tables with extensive drill-down capabilities and search utilities. Additional "self-service" custom queries are supported via the menu-driven interface. Online help accompanies all tables. The Web-based design ensures continual access to information regardless of the user's location.

CUSTOMERS

    More than 250 customers currently use our services for a wide range of purposes including planning, buying and selling Internet-based advertising; planning and developing e-commerce strategies; gaining competitive intelligence; understanding Internet user behavior; and analyzing and tracking Internet investment opportunities. The following table is a list of our top four customers based on contract value in each of our principal customer sectors.

CUSTOMER SECTOR                                            REPRESENTATIVE CUSTOMERS
---------------                                            ------------------------
Advertising Agencies......................  Avenue A                         Grey
                                            True North                       TBWA/Chiat/Day

E-Commerce Companies......................  Best Buy                         Gateway
                                            Drugstore.com                    REI

Media Companies...........................  Knight Rider                     Universal
                                            Time Warner                      Univision

Internet Companies........................  America Online                   Microsoft
                                            Lycos                            Real Networks

Financial Services Companies..............  C.E. Unterberg, Towbin           CIBC World Markets
                                            Chase Manhattan                  American Express

SALES AND MARKETING

    Nielsen//NetRatings products and services are sold by NetRatings and Nielsen Media Research in their respective markets. Under the operating agreement governing our strategic relationship with Nielsen Media Research, NetRatings has responsibility for selling to publishers, Internet-based business, Fortune 2000 corporations and financial institutions. As of December 31, 1999, we had sales representatives located in Milpitas, California; Chatham, New Jersey; Boston, Massachusetts; Chicago, Illinois; and Los Angeles, California. The Nielsen Media Research sales effort is focused on its traditional customers: advertising agencies, television and cable networks, and local station affiliates. Nielsen Media Research is also responsible for selling to companies with whom it has strategic relationships, including such companies as Procter & Gamble, America Online, Microsoft and Viacom. NetRatings sales representatives receive a base salary and are eligible for commissions based on revenue and sales goals. Nielsen Media Research is paid a commission for its sales of the Nielsen//NetRatings services.

    Our primary marketing objective is to leverage and build upon the brand-awareness of the Nielsen//NetRatings name throughout our target audiences. We use public relations activities to gain extensive mention of our products and services as well as use of, and/or reference to, our data by both traditional and Internet press, and financial and industry analysts. Further company and product visibility is gained through speaking engagements and participation at industry events by our executive officers. In addition, we provide daily updates on unique audience size at top Internet sites to the Bloomberg service that distributes online financial information to 140,000 terminals worldwide. Each week, Advertising Age magazine features an entire page of audience and advertising data from our service. We generate additional brand-awareness by providing our data for the acknowledgement of ownership through partnerships with other publishers, media services and Internet companies such as AdAuction, AdKnowledge and Reuters. In January 2000, we initiated a print media advertising campaign to market and promote the Nielsen//NetRatings brand and products.

INTERNATIONAL OPERATIONS

    In June 1999, we commenced our international expansion by establishing a joint venture, NetRatings Japan KK, in which we currently hold a minority interest with several Japanese investors holding the remaining interests. NetRatings Japan KK is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. We have licensed our data collection and reporting technology to NetRatings Japan KK for use in Japan. NetRatings Japan KK has modified this technology for use in Japan, has recruited a Japan-market panel of 14,000 members as of March, 2000, and is currently reporting data.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. See "--Strategic Relationships--Joint Venture with ACNielsen."

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we currently hold a 30% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing the Nielsen//NetRatings branded products and services to the French Market.

RESEARCH AND DEVELOPMENT

    We believe that our future success and our ability to become the standard for Internet audience measurement information and analysis will depend in large part on our ability to continually develop new and enhanced products and services. Accordingly, we are committed to the investment of significant resources in research and product development activities. Our research and development activities are organized into three functional areas: measurement and data collection technology development, reporting systems development and operations, and panel operations and support.

    During 1997, 1998 and 1999, our research and development expenses were $994,000, $1.2 million and $3.1 million, respectively. As of December 31, 1999, we had 36 employees engaged in research and development activities.

INTELLECTUAL PROPERTY

    Our success and ability to compete is dependent in part on the protection of our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Although we have filed for a patent on certain aspects of our technology, we cannot assure you that a patent will issue as a result of this pending application or that any patent that may be issued will be upheld. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid or will be adequate to protect our proprietary technology and information. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

    To date, we have not been notified that our technology infringes the proprietary rights of third parties. However, in the future third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology to avoid infringement, our business would be significantly harmed.

COMPETITION

    The market for Internet audience measurement and analysis is new and rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services, our principal competitor is Media Metrix. Competition in Internet audience measurement is also offered by PCData, Inc in the United States. Internationally, we face competition from NetValue, a French company which has begun providing audience measurement services in Europe and has announced that it will soon begin providing such services in the United States. We are not aware of any other significant competitors in this market, although we expect competition in this market to intensify in the future. With respect to provision of analytical services, we compete with companies such as Forrester Research, Gartner Group and Jupiter Communications that provide Internet market research and industry analysis based on data derived from surveys.

    We believe that the market for Internet audience measurement services will eventually gravitate toward a uniform standard, based on data collected by a single service provider, that will allow companies to make meaningful decisions regarding online advertising. We therefore believe that one leading provider is likely to emerge in the market for Internet audience measurement services. Media

Metrix has provided Internet audience measurement services since 1995 and, as the "first mover" in this market, has a head start in becoming the industry standard for such services.

    We believe that the principal competitive factors in our market are:

    - the development of independent, reliable measurement panels worldwide that are representative of the entire target audience;

    - the timeliness of reported results;

    - the breadth and depth of measurement services offered and their flexibility and ease of use;

    - the ability to provide quality analytical services derived from Internet audience measurement information;

    - the ability to offer products and services in international markets; and

    - pricing.

    Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater marketing resources than we have. In addition, some of our competitors may be able to:

    - devote greater resources to marketing and promotional campaigns;

    - adopt more aggressive pricing policies; or

    - devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully in our market.

EMPLOYEES

    As of December 31, 1999, we had 88 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

    Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

ITEM 2.  PROPERTIES

    Our corporate headquarters are located in Milpitas, California. We lease approximately 47,500 square feet for our headquarters which includes research and development, sales and marketing and general and administrative operations, under leases expiring between April 2000 and February 2005. We currently sublease approximately 2,500 square feet to our joint venture partner under a sublease expiring September 2000. We also lease a sales office in Chatham, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against us in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we have breached our obligations under the agreement by failing to pay PaineWebber a fee based upon our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for this offering. The complaint seeks damages in the aggregate amount of not less than $1.9 million and reimbursement for PaineWebber's attorneys' fees relating to the dispute. At this stage of the litigation, we have filed a partial answer and a partial motion to dismiss the complaint. PaineWebber has filed a motion for Summary Judgment as to liability on all of its claims. We believe, based on consultation with our counsel, that we have substantial defenses to PaineWebber's claims, and we intend to defend the lawsuit vigorously. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In the quarter ended December 31, 1999, the following matters were submitted to our stockholders:

    In December 1999, prior to our initial public offering, we obtained written consents of our stockholders to approve amendments to our Certificate of Incorporation, the adoption of our 1999 Employee Stock Purchase Plan, the form of Indemnification Agreement to be entered into with directors and executive officers and an amendment to our 1998 Stock Plan to increase the share reserve by 2,000,000 shares. Written consents of these proposals was provided by the holders of 9,089,381 shares of Common Stock, representing 86.4% of our outstanding Common Stock, in each case assuming full conversion of our then-outstanding Preferred Stock.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our common stock began trading on the Nasdaq Stock Exchange on December 8, 1999 under the symbol "NTRT". Before that time, there was no market for our common stock. On December 31, 1999, the 32,082,671 shares of our common stock outstanding were held by approximately 79 holders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

    As of March 28, 2000, the last sales price per share of our common stock, as reported by the Nasdaq Stock Market, was $31.50.

    The following table presents the range of high and low prices for our common stock for the period indicated:

FISCAL QUARTER ENDED                                            HIGH       LOW
--------------------                                          --------   --------
December 31, 1999
  (commencing December 8, 1999).............................   $53.75     $24.87

DIVIDENDS

    The Company has never paid cash dividends on its capital stock. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    The effective date of the our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-87717) relating to the our initial public offering of our common stock, was December 8, 1999. A total of 4,600,000 shares of our common stock were sold at a price of $17.00 per share, for an aggregate offering price of $78,200,000 to an underwriting syndicate led by Lehman Brothers, Banc of America Securities, LLC, CIBC World Markets, and C.E. Unterberg, Towbin. The offering commenced on December 8, 1999. The initial public offering resulted in net proceeds of $71.1 million after deducting
$5.0 million in underwriting discounts and offering expenses of $1.6 million. From the time of receipt through December 31, 1999, we did not use any of the proceeds from such offering and all such proceeds are included with cash, cash equivalents and short-term investments. None of the proceeds were used to make payments, either direct or indirect, to directors or officers of NetRatings or their associates, or, 10% stockholders or affiliates of NetRatings.

RECENT SALES OF UNREGISTERED SECURITIES

(a) During the year ended December 31, 1999, NetRatings issued and sold the following unregistered securities:

    1. NetRatings issued options to purchase an aggregate of 2,423,160 shares of common stock under its 1998 Stock Plan and issued 608,256 shares of common stock upon exercise of such options.

    2. In July 1999, NetRatings sold 1,477,151 shares of its Series B Preferred Stock to certain employees, officers, and accredited investors at a purchase price of $0.63 per share, for an aggregate purchase price of $935,037, and issued to these investors warrants to purchase an additional 706,950 shares of Series B Preferred Stock at an exercise price of $0.63 per share.

    3. In August 1999, NetRatings sold an aggregate of 6,413,751 shares of its Series C Preferred Stock to Nielsen Media Research and Trans Cosmos U.S.A. Inc. at a purchase price of $3.11 per share, for an aggregate purchase price of $20,000,000, and issued to Nielsen Media Research a warrant to purchase 553,054 shares of Common Stock at an exercise price of $7.20 per share and a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $12.00 per share or 60% of the public offering price in the Company's initial public offering, whichever is lower.

    4. In September 1999, NetRatings sold an aggregate of 4,887,050 shares of its Series D Preferred Stock to Nielsen Media Research and Trans Cosmos U.S.A. Inc. at a purchase price of $3.14 per share, for an aggregate purchase price of $15,342,893.

    5. In December 1999, we sold 10,039,740 shares of common stock to Nielsen Media Research for a purchase price of $17.00 per share pursuant to rights of Nielsen Media Research to purchase additional shares in connection with our initial public offering. At that time, we sold an additional 6,553,054 shares of common stock to Nielsen Media Research upon exercise of warrants with a weighted average exercise price of $9.95 per share.

    There were no underwriters employed in connection with any of the transactions set forth in items 1--5 above.

    The issuances described in Items 2 through 5 above were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about

NetRatings or had access, through employment or other relationships, to such information. The issuances described in Item 1 above were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

                                                                                     PERIOD FROM
                                                                  YEARS ENDED        JULY 2, 1997
                                                                 DECEMBER 31,       (INCEPTION) TO
                                                              -------------------    DECEMBER 31,
                                                                1999       1998          1997
                                                              --------   --------   --------------
                                                                    ($ IN THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue.....................................................  $  3,040   $   237       $    --
Gross profit (loss).........................................    (3,883)     (824)           --
Total operating expenses....................................    14,908     2,944         1,787
Operating loss..............................................   (18,791)   (3,768)       (1,787)
Net loss....................................................   (17,866)   (3,879)       (1,781)
Basic and diluted net loss per common share.................  $  (5.01)  $ (2.78)      $ (2.03)
Weighted average shares outstanding used in computing basic
  and diluted net loss per share............................  $  3,563   $ 1,393       $   878
Pro forma basic and diluted net loss per share
  (unaudited)...............................................  $  (3.19)  $ (1.67)
Shares used in computing pro forma basic and diluted net
  loss per share (unaudited)................................     5,603     2,319

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $319,325   $ 1,343      $551
Short-term investments......................................    12,931        --        --
Working capital (deficit)...................................   327,418    (2,791)       78
Total assets................................................   336,799     1,965       980
Deferred revenue............................................     3,444       280        --
Long-term debt and capital lease obligation, net of current
  portion...................................................       265       130        --
Total stockholders' equity (deficit)........................  $328,261   $(2,448)     $472

ITEM 7. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER SUBSTANTIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT OUR PERFORMANCE" AND ELSEWHERE IN THIS ANNUAL REPOT ON FORM 10-K. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We were incorporated in July 1997 to provide Internet audience measurement information and analysis. From our founding through the launch of our initial NetRatings service offering in March 1998, we were primarily engaged in research activities, developing our initial products and services, raising capital, and building our business infrastructure. Our initial service offering utilized a Web-based panel selection methodology, a relatively small audience panel, and an early version of our data collection software. In October 1998, we established our strategic relationship with Nielsen Media Research. Through this relationship, we began developing an expanded Internet audience panel based on the Nielsen Media Research audience sampling methodology and enhanced versions of our software. In March 1999 we launched our Nielsen//NetRatings brand of product and service offerings in the United States and in January 2000 we announced plans to develop an Internet audience panel in Canada.

    In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan KK, in which we held a 32% ownership interest as of December 31, 1999. NetRatings Japan KK is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. In
September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, in which we currently hold a 19.9% ownership interest, we have developed Internet audience measurement panels based in Australia, Ireland, New Zealand, Singapore, and the United Kingdom and currently plan to establish audience panels in Austria, Brazil, Denmark, Finland, Germany, Norway, and Sweden by the end of 2000. In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we currently hold a 30% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. The joint venture plans to introduce Nielsen//NetRatings branded products and services to the French market in the second quarter of 2000.

    We generate revenue from the sale of our Internet audience measurement products and services. Through December 31, 1999, our information and analytical products and services, which include our Audience Measurement Service, E-Commerce Service, Internet Investment Strategy service, and Internet Media Strategies service have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a small portion of our revenue from the sale of custom research services. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base has increased from 53 customers as of December 31, 1998 to 255 as of December 31, 1999. To date, substantially all of our sales have been made to customers in North America. In future periods, we also expect to derive royalties and other revenue from our joint ventures in international markets.

    Cost of revenue consists primarily of expenses related to the recruitment and maintenance of our audience measurement panels. Accordingly, cost of revenue is not directly related to revenue or subscriptions generated in a given period and is higher in periods in which we are involved in significant panel development activities. We believe that the continued development and enhancement of audience panels is essential to the long-term expansion of our business. We are currently working with Nielsen Media Research to expand the scope and size of our existing panel of at-home Internet users from approximately 43,000 at March 15, 2000 to approximately 50,000 by December 31, 2000. In addition, we have developed a panel of at-work users which consisted of approximately 7,500 users at

March 15, 2000 and is projected to increase to approximately 10,000 members by December 31, 2000. We expect that costs of revenue will increase in future periods as we continue to develop and enhance our audience measurement panels.

    Research and development expenses consist primarily of compensation and related costs for personnel associated with our product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. We also anticipate that additional development resources will be required to support the planned international activities of our joint ventures. Accordingly, we expect that research and development expenses will increase in absolute dollars in future periods.

    Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. We intend to expand our sales force in conjunction with our domestic expansion and to support our international joint ventures. We also intend to increase our marketing activities to enhance the awareness of the Nielsen//NetRatings brand and our products and services. We therefore expect that sales and marketing expenses will increase significantly in future periods.

    General and administrative expenses consist primarily of salaries and related costs for executive, finance, accounting, and other administrative personnel, in addition to professional fees, provisions for doubtful accounts, and other general corporate expenses. We expect that general and administrative expenses will increase in absolute dollars in the future as we add personnel and information systems to support expanding operations, incur additional costs related to the growth of our business, complete our facility move in the first quarter of 2000, and assume the reporting requirements of a public company.

    Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments balances. Interest expense relates primarily to the interest charges incurred in connection with our credit facilities. As a result of our initial public offering and private placement transactions in 1999, we currently anticipate that interest income will increase significantly in 2000.

    In connection with the grant of certain stock options to employees, we recorded non-cash stock-based compensation charges of $254,000 as of the year ended December 31, 1998 and $3.9 million as of the year ended December 31, 1999, representing the difference between the exercise price of these options and the fair value of our common stock as of the date of grant. These amounts are being amortized over the respective vesting periods of the options using a graded vesting method. Simultaneously with the Series C Preferred Stock financing in August 1999, we entered into additional agreements with Nielsen Media Research governing our strategic relationship with it. We also issued two warrants to Nielsen Media Research, with respect to which we recorded non-cash stock based compensation charges of $46.7 million for the year ended December 31, 1999 representing the Black-Scholes value of these warrants. These charges are being amortized over five years. We recognized non-cash amortization of these stock compensation charges of $25,000 in the year ended December 31, 1998 and $5.3 million in the year ended December 31, 1999. As of December 31, 1999, the remaining non-cash stock based compensation was scheduled to be amortized at the rate of approximately $10.7 million, $9.8 million, $9.4 million, $9.1 million, and $7.6 million in the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively. The actual amount of these charges to be recognized in future periods could decrease if options for which accrued compensation has been recorded are terminated before they vest.

    We have recorded no provision for federal or state income taxes for any period since our inception as we have incurred losses in each period. As of December 31, 1999, we had approximately $16.2 million of net operating loss carryforwards for federal and state income tax purposes available to reduce future taxable income, expiring in 2005. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization. See
Note 11 of Notes to Financial Statements.

    We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $1.8 million for the period from July 2, 1997 (inception) through December 31, 1997, $3.9 million for the year ended December 31, 1998, and $17.9 million for the year ended December 31, 1999. Our accumulated deficit at December 31, 1999 was $23.5 million. We intend to invest heavily to expand our audience panels, strengthen our direct sales force, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. See "Factors That May Affect Our Performance--We have incurred losses since inception and we may be unable to achieve profitability."

RESULTS OF OPERATIONS

    The following table sets forth for the years indicated certain financial data as a percentage of revenue:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1999          1998
                                                                   ----          ----
Revenue....................................................         100%           100%
    Costs of revenue.......................................         228%           448%
                                                                   ----         ------
    Gross profit (loss)....................................        (128)%         (348)%

        Operating expenses:
          Research and development.........................         100%           500%
          Sales and marketing..............................         153%           478%
          General and administrative.......................          61%           253%
          Stock-based compensation.........................         176%            11%
                                                                   ----         ------
            Total operating expenses.......................         490%         1,242%
                                                                   ----         ------

        Operating loss.....................................        (618)%       (1,590)%
        Interest income (expense),net......................          30%           (47)%
                                                                   ----         ------
        Net loss...........................................        (588)%       (1,637)%
                                                                   ====         ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUE.  Revenue increased 1,183% from $237,000 for the year ended
December 31, 1998 to $3.0 million for the year ended December 31, 1999. Sales of our information and analytical products and services accounted for substantially all of the revenue for each year. The increase in revenue was primarily due to the introduction of our Nielsen//NetRatings service in March 1999 and additional product and service offerings that resulted in a substantial increase in the number of our customers. For the year ended December 31, 1999, our audience measurement service comprised 83% of our revenue and our suite of analytical services accounted for the remaining 17%. During the year ended December 31, 1999, no customer accounted for more than 10% of our revenue.

    COST OF REVENUE. Cost of revenue increased 552% from $1.1 Million, or 448% of revenue for the year ended December 31, 1998 to $6.9 million, or 228% of revenue for the year ended December 31, 1999. This increase primarily reflected costs incurred in 1999 relating to the development of both the Nielsen//NetRatings home audience measurement panel from 5,800 members at January 1, 1999 to 39,000 at December 31, 1999 and initial development costs related to our work panel.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 158% from $1.2 million, or 500% of revenue for the year ended December 31, 1998 to $3.1 million, or 100% of revenue for the year ended December 31, 1999. The increase was primarily due to a three-fold increase in the number of employees engaged in research and development.

    SALES AND MARKETING. Sales and marketing expenses increased 311% from $1.1 million, or 478% of revenue for the year ended December 31, 1998 to $4.7 million, or 153% of revenue for the year ended December 31, 1999. This increase was primarily attributable to sales commissions related to a significant increase in revenue, a six-fold increase in the number of direct sales and marketing employees and increased costs related to the promotion of our products and services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 209% from $600,000, or 253% of revenues for the year ended December 31, 1998 to $1.9 million, or 61% of revenues for the year ended December 31, 1999. This increase was primarily related to an increase in the number of administrative personnel to support our expanded operations, expansion of our facilities, and non-recurring legal fees. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate than expenses.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, increased from $111,000 of net interest expense for the year ended December 31, 1998 to $925,000 of net interest income for the year ended December 31, 1999. Interest expense increased due to interest paid to Nielsen Media Research and other investors under short-term promissory notes and increased borrowings under our credit facilities. Interest expense was more than offset by increases in interest income related to the addition of $331 million in cash and cash equivalents and short-term investments resulting from our initial public offering and private placement transaction with Nielsen Media Research. See further discussion of these transactions in "Liquidity and Capital Resources."

    NET LOSS. Net loss increased 361% from $3.9 million, or 1,637% of revenue for the year ended December 31, 1998 to $17.9 million, or 588% of revenue for the year ended December 31, 1999. This increase was primarily due to costs associated with the development of the Nielsen//NetRatings audience measurement panels, a four-fold increase in headcount to support our expanded operations, and an increase in stock based compensation expenses.

PERIOD FROM JULY 2, 1997 (INCEPTION) TO DECEMBER 31, 1997 COMPARED TO YEAR ENDED
  DECEMBER 31, 1998

    REVENUE. We had no revenue in the period from July 2, 1997 (inception) to December 31, 1997, or the "inception period." In the year ended December 31, 1998 we had revenue of $237,000 from sales of our initial NetRatings Internet audience measurement products and services.

    COST OF REVENUE. We had no cost of revenue in the inception period. In the year ended December 31, 1998, our cost of revenue was $1.1 million, representing panel development expenses related to the introduction of our initial NetRatings Internet audience measurement products and services and, beginning in November 1998, initial panel development expenses related to our Nielsen// NetRatings product and service offerings.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 19% from $994,000 in the inception period to $1.2 million in the year ended December 31, 1998. This increase was primarily due to a full year of operations in 1998.

    SALES AND MARKETING. Sales and marketing expenses increased 151% from $452,000 in the inception period to $1.1 million in the year ended December 31, 1998. This increase was primarily attributable to increased marketing and promotion of our initial NetRatings Internet audience measurement service as well as an increase in the number of direct sales and marketing employees. In addition, sales and marketing expenses during 1998 reflected a full year of operations.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 76% from $341,000 in the inception period year to $600,000 in the year ended December 31, 1998. This increase was due to an increase in the number of administrative personnel to support our expanded operations. In addition, general and administrative expenses during 1998 reflected a full year of operations.

    INTEREST INCOME (EXPENSE), NET. Interest income, net, was $6,000 in the inception period. Interest expense, net, of $111,000 in the year ended
December 31, 1998 was primarily the result of interest paid on promissory notes issued in 1998, which were converted to preferred stock in July 1999 and amortization of the fair value of the warrants issued in conjunction with those promissory notes.

    NET LOSS. Net loss increased 118% from $1.8 million in the inception period to $3.9 million for the year ended December 31, 1998. This increase was primarily due to costs associated with panel development initiated in 1998 as well as one full year of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments increased from $1.3 million at December 31, 1998 to $332.3 million at December 31, 1999, an increase of $331 million. The increase is primarily a result of our initial public offering in December 1999, which generated net proceeds of $
71.1 million, as well as a private placement in December 1999 with Nielsen Media Research, which resulted in net cash proceeds of $235.9 million. The private placement included the exercise of warrants by Nielsen Media Research as well as the purchase of 10,040,000 shares of our common stock at the initial public offering price of $17.00 per share.

    Investing activities used cash of $13.9 million in 1999 due to capital expenditures of $893,000 and net purchases of short-term investments of $13.0 million. Our investing activities used cash of $173,000 in 1998 primarily for the purchase of capital equipment. Although we had no material capital expenditure commitments at December 31, 1999 we anticipate that capital expenditures will increase significantly in 2000 due to the anticipated growth in operations, infrastructure, and personnel both domestically and internationally.

    Financing activities provided cash of $340.7 million in 1999, arising primarily from proceeds from the issuance of common stock in conjunction with our initial public offering and our private placement transaction with Nielsen Media Research. These activities were partially offset by principal payments on notes payable and capital lease obligations. Financing activities provided cash of $3.9 million for 1998 primarily due to the issuance of convertible preferred stock and promissory notes.

    We have a total $1.2 million equipment line of credit with Venture
Lending & Leasing. Funds borrowed under the line of credit are secured by all of our tangible assets and bear interest at an annual rate of 8%. As of December 31, 1999 we had utilized approximately $500,000 under the line of credit. In addition, we have a $1 million commercial line of credit with Heritage Bank of Commerce. Borrowings under this line are secured by our business assets other than those securing our equipment loans and bear interest at the bank's prime interest rate, which was 8.5% as of December 31, 1999. We also have a $350,000 line of credit with Heritage Bank of Commerce to fund equipment purchases. Any advances under this equipment line mature 36 months following funding and bear interest at the bank's prime rate. Our credit agreement with Heritage Bank contains certain financial covenants, including minimum liquidity at or above $5 million, tangible net worth of $10 million, and debt to tangible net worth ratio of 1-to-1. As of December 31, 1999, we were in compliance with all of these covenants. As of December 31, 1999, we had no outstanding balances on the credit facilities with Heritage Bank of Commerce.

    In November 1999, we agreed to lease a 39,000 square foot facility in Milpitas, California. The related cost of this lease is expected to be approximately $96,000 per month. The lease has a term of 60 months.

    We believe that our existing balances of cash and cash equivalents and our available credit facilities will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. We could require additional capital prior to the end of this period if, for example, we were to experience greater than expected losses from operations or if we were to pursue one or more business acquisitions or investments. At present we do not have any commitments or agreements for business acquisitions or investments. If we do require additional financing, however, we cannot be certain that it will be available when required, on favorable terms, or at all. If we are not successful in raising additional capital as required, our business could be harmed. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

FACTORS THAT MAY AFFECT OUR PERFORMANCE

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE
  PROFITABILITY

    We have experienced operating losses in each quarter and annual period since inception. We incurred net losses of $3.9 million for the year ended
December 31, 1998 and $17.9 million for the year ended December 31, 1999, and as of December 31, 1999, our accumulated deficit was $23.5 million. We intend to make significant expenditures related to panel development and maintenance, marketing, hiring of additional personnel, and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent periods, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE
  MEASUREMENT

    We were incorporated in July 1997 and did not start generating revenue until the quarter ended March 31, 1998. We introduced our Nielsen//NetRatings Internet audience measurement service in the quarter ended March 31, 1999. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

    - the risk that a competing company's Internet audience measurement service will become the accepted standard for Internet audience measurement;

    - our potential inability to successfully manage any significant growth we achieve in the future;

    - our potential inability to develop our brand; and

    - the risks associated with our international expansion.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MIGHT LEAD TO
  REDUCED PRICES FOR OUR STOCK

    Due to our limited operating history and the evolving nature of the market in which we compete, our future revenue is difficult to forecast. Factors that may cause fluctuations in our revenues or operating results on a quarterly basis include the following, many of which are beyond our control:

    - the amount and timing of operating costs and capital expenditures related to the expansion of our business;

    - the amount and timing of costs related to changes in the size or composition of our panel, particularly as a result of turnover among panel members;

    - changes in demand for our products and services due to the announcement or introduction of new products and services by us or our competitors;

    - changes in the pricing of our products and services in light of the services and pricing offered by our competitors;

    - the impact of possible acquisitions both on our operations and on our reported operating results due to associated accounting charges; and

    - technical difficulties or service interruptions that significantly harm our ability to deliver our products and services on schedule.

BECAUSE OUR EXPENSE LEVELS ARE BASED IN LARGE PART ON OUR ESTIMATES OF FUTURE
  REVENUES, AN UNEXPECTED SHORTFALL IN REVENUE WOULD SIGNIFICANTLY HARM OUR OPERATING RESULTS

    Our expense levels are based largely on our investment plans and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of securities analysts or investors.

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE,
  AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

    The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services, our principal competitor is Media Metrix. We are not aware of any other significant competitors in this market, although we expect competition to intensify in the future. With respect to the provision of analytical services, we compete with companies such as Forrester Research, Gartner Group and Jupiter Communications that provide Internet market research and industry analysis based on data derived from surveys.

    We believe that the market for Internet audience measurement services will eventually gravitate toward a uniform standard, based on data collected by a single service provider, that will allow companies to make meaningful decisions regarding online advertising. We therefore believe that one leading provider is likely to emerge in the market for Internet audience measurement services. Media Metrix has provided Internet audience measurement services since 1995 and, as the "first mover" in this market, has a head start in becoming the industry standard for such services.

    We believe that the principal competitive factors in our market are:

    - the development of independent, reliable measurement panels that are representative of the entire target audience;

    - the timeliness of reported results;

    - the breadth and depth of measurement services offered and their flexibility and ease of use;

    - the ability to provide quality analytical services derived from Internet audience measurement information;

    - the ability to offer products and services in international markets; and

    - pricing.

    Most of our competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater marketing resources than we have. In addition, some of our competitors may be able to:

    - devote greater resources to marketing and promotional campaigns;

    - adopt more aggressive pricing policies; or

    - devote more resources to technology and systems development.

    In light of these factors, we may be unable to compete successfully in our market.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH FOR THE DEVELOPMENT AND MAINTENANCE
  OF PANELS OF INTERNET USERS IN THE UNITED STATES AND CANADA AND ON ACNIELSEN FOR THE DEVELOPMENT AND MAINTENANCE OF SUCH PANELS IN INTERNATIONAL MARKETS

    Our audience measurement data is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panel in the United States is, and in Canada will be, developed and maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies which we intend to employ in geographic locations outside of the United States, Canada, and Japan will be developed and maintained by ACNielsen as part of our joint venture with that company. Any failure on the part of Nielsen Media Research or ACNielsen to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

NIELSEN MEDIA RESEARCH CONTROLS A MAJORITY OF OUR OUTSTANDING STOCK AND ITS
  REPRESENTATIVES CONSTITUTE A MAJORITY OF OUR BOARD OF DIRECTORS

    Nielsen Media Research's majority stock ownership position and its control of a majority of our board enable it to control the direction and policies of NetRatings, including the election of our board of directors, amendment of our certificate of incorporation, and decisions regarding mergers, consolidations, and the sale of all or substantially all of our assets. This control may have the effect of discouraging certain types of transactions involving a change of control, including transactions in which the other holders of our common stock might otherwise receive a premium for their shares over the then current market price.

    During any time that Nielsen Media Research is a majority stockholder, its parent company, VNU N.V., will be required to consolidate our operating results with its own for financial reporting purposes. Our business strategy will require us to incur significant losses as we attempt to establish our brand by increasing our marketing efforts and establishing strategic relationships. Incurring large expenses for these purposes may conflict with the interests of VNU in maximizing its net earnings, and VNU, acting through Nielsen Media Research's representatives on our board, may therefore attempt to influence our expenditures in order to limit our losses in the short term to the detriment of our long-term strategies.

    In addition, Nielsen Media Research, through its majority positions, can control or influence the terms of our important commercial transactions, including our strategic relationship with it. We expect Nielsen Media Research's representatives on our board to recuse themselves from deliberations in which they have a clear conflict of interest. These directors may take actions that favor Nielsen's interests over our own, as a result, for instance, of conflicts of interest that are not apparent at the time of such actions. It is also possible that future actions taken by Nielsen Media Research may adversely affect our other stockholders. For example Nielsen Media Research could take actions which would increase the number of our customers for whom it is entitled to receive sales commissions, increase the amount paid to it for maintenance of audience measurement panels, decrease the sales goals that it must achieve in order to prevent us from selling advertising expenditure measurement data from third parties, or take other action detrimental to our other stockholders.

WE CANNOT FORECAST THE RATE AT WHICH SUBSCRIPTIONS FOR OUR SERVICES MAY BE
  RENEWED AND WE MAY NOT ACHIEVE SUFFICIENTLY-HIGH RENEWAL RATES TO BECOME PROFITABLE

    We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals to account for an increasing proportion of our revenue. Any unexpectedly-low renewal rates would harm our operating results and could prevent us from becoming profitable. Because of our limited operating history, our historical renewal rates are not meaningful, and accordingly, we have no historical basis for projecting the rate at which our customers will renew their subscriptions. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers could cause a decline in renewal rates for our products and services.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OUR BRAND, WHICH COULD PREVENT US FROM
  REMAINING COMPETITIVE

    We believe that our future success will depend on our ability to maintain and strengthen the Nielsen//NetRatings brand, which will depend, in turn, largely on the success of our marketing efforts and our ability to provide our customers with high-quality products. To promote the Nielsen//NetRatings brand, we intend to increase our marketing expenses, and we may incur other types of expenses in order to create and maintain brand loyalty among our clients. However, we cannot assure you that our efforts will succeed in maintaining and strengthening our brand. If we fail to successfully promote and maintain our brand, or incur excessive expenses attempting to promote and maintain our brand, our business will be harmed.

OUR BRAND IS DEPENDENT ON THE REPUTATIONS OF THIRD PARTIES OVER WHICH WE HAVE NO
  CONTROL

    The strength of the Nielsen//NetRatings brand is also closely dependent on the reputations of Nielsen Media Research and ACNielsen and the strength of their brands. Therefore, any negative publicity generated by Nielsen Media Research or ACNielsen, whether or not directly related to any Nielsen//NetRatings branded products or services, as well as any erosion of the strength of either of their brands, will adversely affect our own brand identity.

COSTS TO DEVELOP AND MAINTAIN ACCURATE AUDIENCE MEASUREMENT PANELS ARE
  SIGNIFICANT AND MAY INCREASE

    The expense of recruiting and maintaining our audience measurement panels comprises substantially all of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will result in a corresponding decrease in our gross margin. We believe that the expansion of the number of our panels as well as the size and scope of our panels is critical to the success of our business. This expansion is likely to increase our expenses for recruiting and maintaining our panels. These costs are dependent on many factors beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet panels, and we could experience lower cooperation rates or higher turnover rates in the future.

THE DEVELOPMENT OF HIGH-QUALITY AT-WORK MEASUREMENT PANELS IS PARTICULARLY
  DIFFICULT, AND IF WE ARE UNABLE TO DEVELOP SUCH A PANEL, WE MAY BE UNABLE TO COMPETE WITH OTHER INTERNET AUDIENCE MEASUREMENT SERVICES

    A significant percentage of Internet usage takes place at the workplace, and as such, our customers are increasingly requiring audience measurement information from this user segment. We may encounter difficulties in the further development of these panels. Participation in our audience measurement panels requires that the panel member install our data collection software on the member's PC. Information technology managers are often reluctant to permit employees to install software obtained outside the workplace due to concerns about exposing the employer's network to computer viruses and concerns about incompatibilities between such software and the existing configuration of hardware and software on employees' personal computers. Employers may also object to their employees providing us with data regarding their Internet usage because such data could compromise the confidentiality of sensitive activities that involve Internet research.

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

    Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in Internet-related industries, particularly management, technical, sales and marketing personnel, is intense. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, and although we have experienced no significant turnover to date, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which would harm our business.

OUR PLANNED INTERNATIONAL EXPANSION COULD FAIL

    Our current strategy includes expansion of our services to measure Internet audiences outside the United States and Canada. Through our joint venture with ACNielsen, we have developed audience measurement panels in Australia, Ireland, New Zealand, Singapore, and the United Kingdom and we plan to develop panels in Austria, Finland, France, Germany, Norway, and Sweden by the end of 2000. Our expansion into international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international expansion will depend on our ability to:

    - recruit and maintain at-home and at-work panels that are representative of a geographic area;

    - control costs and effectively manage foreign operations; and

    - effectively develop, market, and sell new products and services in new, unfamiliar markets.

    In addition, if we are successful in establishing our international operations, we will be subject to a number of inherent risks, including:

    - changes in regulatory requirements;

    - deficiencies in the telecommunications infrastructure in some countries;

    - reduced protection for intellectual property rights in some countries;

    - more rigorous levels of privacy protection in some countries;

    - potentially adverse tax consequences;

    - economic and political instability; and

    - fluctuations in currency exchange rates.

THE SUCCESS OF OUR INTERNATIONAL EXPANSION WILL BE LARGELY DEPENDENT ON THE
  EFFORTS OF ACNIELSEN AND OUR WORKING RELATIONSHIP WITH ACNIELSEN

    The challenges we face in expanding internationally require skills and expertise in foreign countries that we do not currently have. To enable us to expand globally in a rapid timeframe, we have entered into a joint venture with ACNielsen, which will control 80.1% of the joint venture. ACNielsen has agreed to fund all of the venture's panel development costs in the countries initially targeted by the joint venture, which will be determined by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. After this initial stage, however, we may be required to either contribute additional capital to the joint venture or to allow ACNielsen to make such capital contributions unilaterally with resulting dilution of our ownership interest in the venture. Moreover, because all of the initial countries to be targeted by the joint venture have not yet been determined by the operating committee, we cannot predict what proportion of overall panel development costs we will be required to contribute. Accordingly, we could be subject to unanticipated costs or dilution of our ownership interest as a result of actions by the operating committee to limit the countries that are part of the initial roll-out of the joint venture's operations. Furthermore, if we encounter significant problems in our working relationship with ACNielsen, or if our joint venture is ineffectively managed, our international expansion is likely to fail.

WE MIGHT NOT BE SUCCESSFUL IN THE DEVELOPMENT OR INTRODUCTION OF NEW PRODUCTS
  AND SERVICES TO KEEP UP WITH THE PROLIFERATION OF ALTERNATIVE INTERNET ACCESS DEVICES AND TECHNOLOGIES RELATED TO THE EXPECTED CONVERGENCE OF THE INTERNET AND TELEVISION

    We believe that an increasing proportion of Internet use will involve alternative Internet access devices such as Web-enabled phones and that there will eventually be a convergence of Internet content and television programming. Accordingly, in order to continue to provide information about audience behavior throughout all major segments of the Internet, we will be required to develop new products and services that address these evolving technologies. We may be unsuccessful in identifying new product and service opportunities or in developing or marketing new products and services in a timely or cost-effective manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability. Finally, we may not be successful in adapting our data collection software to evolving types of Internet access devices or content. If we are unable to provide audience measurement information regarding any significant segments of Internet use, demand for our product and service offerings may suffer.

BECAUSE THE INTERNET AUDIENCE MEASUREMENT INDUSTRY IS IN ITS INFANCY, THE
  PRICING AND ACCEPTANCE OF OUR PRODUCTS AND SERVICES IS UNCERTAIN

    We may be forced for competitive or technical reasons to reduce prices for some of our products or services or to offer them free of charge. Such circumstances would reduce our revenue and could harm our business. Additionally, our market is still evolving, and we have little basis to assess demand for different types of products or services or to evaluate whether our products and services will be accepted by the market. If our products and services do not gain broad market acceptance, our business may fail.

THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING IS UNCERTAIN, AND IF
  THE MARKET FOR INTERNET ADVERTISING FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR BUSINESS WILL SUFFER

    Our future success will depend in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is also uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. In addition, most current and potential publishers of content on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites. Because of the foregoing factors, among others, the market for Internet advertising may not continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, our business will suffer.

A SALE BY NIELSEN MEDIA RESEARCH OF ITS STAKE IN NETRATINGS COULD ADVERSELY
  AFFECT OUR STOCK PRICE AS A RESULT OF A CHANGE IN CONTROL OF NETRATINGS

    Other than a 180-day lock-up agreement entered into at the time of our initial public offering, there are no contractual restrictions on the ability of Nielsen Media Research to sell shares of our common stock, although sales in the public market will be subject to the volume limitations of SEC Rule 144. Pursuant to these volume limitations, a controlling stockholder may sell shares under Rule 144 only if the shares to be sold, together with the shares sold during the past three months, do not exceed the greater of 1% of the issuer's outstanding shares or the average weekly trading volume of the issuer's shares during the preceding four calendar weeks. Nielsen Media Research and several of our other stockholders have the right, under certain circumstances, to require us to register their stock for sale on the public market. Should Nielsen Media Research decide to sell its stake in NetRatings, it could adversely affect our stock price. Additionally, as a majority stockholder, Nielsen Media Research will have the ability to transfer control of NetRatings, possibly at a premium over the then-current market price. Because Nielsen Media Research will have the ability to effect such a transfer of control unilaterally, other stockholders could be denied an opportunity to participate in the transaction and receive a premium for their shares.

NIELSEN MEDIA RESEARCH'S AUDIENCE MEASUREMENT SERVICES MAY EVENTUALLY HAVE
  FEATURES THAT OVERLAP WITH FEATURES OF OUR INTERNET AUDIENCE MEASUREMENT SERVICES AS A RESULT OF CONVERGENCE OF TELEVISION AND THE INTERNET

    Nielsen Media Research's principal business consists of providing television audience measurement services based on audience panels that it develops independent of its strategic relationship with us. If television and the Internet converge in the future as expected, any Internet audience information that is reported by Nielsen Media Research's television audience measurement services may overlap with the audience information that is reported by the Nielsen//NetRatings Internet audience measurement services. In the event of such overlap, Nielsen Media Research's services could begin competing with our services for the same research budgets among customers in the marketplace, and its offering of such services could conflict with its obligation to develop and maintain our Internet audience panels.

OUR BUSINESS MAY BE HARMED IF WE SUPPLY INACCURATE INFORMATION TO OUR CUSTOMERS

    If we furnish inaccurate information to our customers, our brand may be harmed. The information in our databases, like that in any database, may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement methodologies or databases could have an adverse effect on our ability to attract new customers and retain existing customers and could ultimately harm our brand. Our customer contracts generally provide that each customer must indemnify us for any damages arising from the use of data, reports or analyses by the customer or the performance of any consulting, analytic or other services by us. However, we cannot be certain that our contract provisions provide sufficient protection. Any liability that we incur or any harm to our brand that we suffer because of irregularities or inaccuracies in the data we supply to our customers could harm our business. To date, we have not been notified of any liability claims or customer dissatisfaction relating to such problems with our data.

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF ANY OF OUR EXECUTIVE
  OFFICERS

    Our future success depends to a significant extent on the continued service of our executive officers, who currently consist of David J. Toth, Charles L. ("Tim") Meadows, Simon Chen, Jack R. Lazar and Frank Sammann. The loss of the services of any of our executive officers could harm our business. We have no employment agreements with any of our key personnel, and should we enter into such agreements in the future, they may be ineffective in preventing a key employee from leaving our company.

SYSTEM FAILURES OR DELAYS MAY HARM OUR BUSINESS, AND OUR FACILITIES AND INTERNAL
  COMPUTER OPERATIONS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED LOSSES

    Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network could impede the processing of data, customer orders and day-to-day management of our business and could result in the corruption or loss of data. To date, we have not experienced any significant system failures.

    Our internal computer operations are located in leased facilities in San Jose, California, in an area that is susceptible to earthquakes. We do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, if this location experienced a system failure, our online services would become unavailable to our customers until we were able to bring an alternative facility online, a process which could take several weeks. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

A DELAY OR DISCONTINUATION OF OUR SERVER HOSTING SERVICE COULD HARM OUR BUSINESS

    The servers on which we collect panel members' data are maintained by AboveNet at its facilities located in San Jose, California. AboveNet continually monitors our current utilization rate and the extent of our system capacity needs. We believe we are currently operating at utilization levels that do not require additional capacity. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of AboveNet's computer and communications hardware and software systems. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at AboveNet's facility could result in interruptions in the flow of data to our servers. In addition, any failure by AboveNet to provide our required data communications capacity could result in interruptions in our service. In the past, we have experienced occasional minor interruptions in service from AboveNet, although we have never experienced a significant interruption in service. In the event of a delay in the delivery of data from AboveNet, or if AboveNet should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against us in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we have breached our obligations under the agreement by failing to pay PaineWebber a fee based upon our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for our initial public offering. The complaint seeks damages in the aggregate amount of not less than $1.9 million and reimbursement for PaineWebber's attorneys' fees relating to the dispute. At this stage of the litigation, we have filed a partial answer and a partial motion to dismiss the complaint. PaineWebber has filed a motion for summary judgment as to liability on all of its claims. We intend to defend the lawsuit vigorously. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

    We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. We have applied for U.S. patents with respect to our BannerTrack advertising tracking technology. We have applied to register the NetRatings, NetRatings Insight, NetRatings Online Observer, BannerTrack and CommerceTrack trademarks in the United States. We have not undertaken any actions to protect our trademarks, servicemarks or tradenames outside of the United States, nor have we registered our copyrights. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

WE MIGHT FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO
  RESOLVE

    We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. To date, we have not been subject to any such claims. However, any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

ANY MISAPPROPRIATION OF PERSONAL INFORMATION ABOUT OUR PANELISTS THAT IS STORED
  ON OUR COMPUTERS COULD HARM OUR REPUTATION OR EXPOSE US TO CLAIMS ARISING FROM DAMAGES SUFFERED BY THOSE PANELISTS

    Personal information regarding our panelists is included in the data that our software captures from a panelist's Internet use. Our panel data are released only in an aggregated format or in a form that is not identifiable on an individual basis. However, if a person were to penetrate our network security or otherwise misappropriate sensitive data about our panel members, our reputation could be harmed or we could be subject to claims or litigation arising from damages suffered by panel members as a result of such misappropriation.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR
  BUSINESS, DILUTE STOCKHOLDER VALUE OR HARM OUR OPERATING RESULTS

    We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We currently do not have any commitments or agreements with respect to any acquisition. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

DEMAND FOR OUR PRODUCTS AND SERVICES MIGHT DECREASE IF GROWTH IN THE USE OF THE
  INTERNET OR E-COMMERCE DECLINES

    Our future success depends in part upon the continued growth in the use of the Internet and e-commerce. Rapid growth in the use of the Internet and e-commerce is a recent phenomenon and may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of consumers. If the Internet does not continue to grow, or if e-commerce is not adopted as a medium of commerce by a broad base of consumers, our business may not grow or may grow at a slower rate.

GOVERNMENTAL REGULATION OF THE INTERNET MIGHT HARM OUR BUSINESS

    The applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In addition, governmental authorities in various countries may seek to further regulate the Internet with respect to issues such as user privacy, pornography, acceptable content, e-commerce, taxation, and the pricing, characteristics and quality of products and services. Finally, the global nature of the Internet could subject us to the laws of a foreign jurisdiction in an unpredictable manner. Any new legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which might harm our business.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE
  OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN OUR STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE OF THEIR SHARES

    Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of us by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

    - Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

    - the authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

    - provisions in our bylaws eliminating stockholders' rights to call a special meeting of stockholders and requiring advance notice of any stockholder nominations of director candidates or any stockholder proposal to be presented at an annual meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board or to vote to repeal any of the antitakeover provisions contained in our certificate of incorporation and bylaws.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 1999, we had cash and cash equivalents and short-term investments of $332.3 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our cash and cash equivalents and short-term investments. Our outstanding notes payable and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                NETRATINGS, INC.
                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........     39

Balance Sheets..............................................     40

Statements of Operations....................................     41

Statements of Stockholders' Equity (Deficit)................     42

Statements of Cash Flows....................................     43

Notes to Financial Statements...............................     44

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
NetRatings, Inc.:

    We have audited the accompanying balance sheets of NetRatings, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from July 2, 1997 (inception) to December 31, 1997, and for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of NetRatings, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetRatings, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from July 2, 1997 (inception) to December 31, 1997, and for the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

January 21, 1999
Palo Alto, California

                                NETRATINGS, INC.

                                 BALANCE SHEETS

                                ($ IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $319,325        $ 1,343
  Short-term investments....................................      12,931             --
  Accounts receivable, net..................................       2,550            133
  Prepaid expenses and other current assets.................         885             16
                                                                --------        -------
    Total current assets....................................     335,691          1,492
Property and equipment, net.................................         916            394
Other assets................................................         192             79
                                                                --------        -------
                                                                $336,799        $ 1,965
                                                                ========        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,646        $   353
  Accrued liabilities.......................................       1,393            210
  Deferred revenue..........................................       3,444            280
  Capital lease obligations, current portion................         165             77
  Notes payable.............................................          88             --
  Amounts due to Nielsen Media Research.....................       1,537          2,539
  Convertible notes payable.................................          --            824
                                                                --------        -------
    Total current liabilities...............................       8,273          4,283
Capital lease obligations, long-term portion................         171            130
Notes payable, long-term portion............................    $     94        $    --
Commitments and contingencies...............................          --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $0.001 par value, Series A:
    Authorized shares: 1,900,000
      Issued and outstanding shares: 1,900,000 at December
        31, 1998 and none at December 31, 1999..............    $     --        $     2
  Common stock, par value $0.001:
    Authorized shares: 86,851,000
      Issued and outstanding shares: 3,112,000 at December
        31, 1998 and 32,118,000 at December 31, 1999........          32              3
  Additional paid-in capital................................     398,457          3,436
  Deferred compensation and other costs.....................     (46,574)          (229)
  Notes receivable from stockholder.........................        (128)            --
  Accumulated deficit.......................................     (23,526)        (5,660)
                                                                --------        -------
    Total stockholders' equity (deficit)....................     328,261         (2,448)
                                                                --------        -------
                                                                $336,799        $ 1,965
                                                                ========        =======

                See accompanying notes to financial statements.

                                NETRATINGS, INC.

                            STATEMENTS OF OPERATIONS

                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          PERIOD FROM
                                                                                         JULY 2, 1997
                                                  YEAR ENDED          YEAR ENDED        (INCEPTION) TO
                                               DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                               -----------------   -----------------   -----------------
Revenue......................................      $  3,040             $   237             $    --
Cost of revenue..............................         6,923               1,061                  --
                                                   --------             -------             -------
Gross profit (loss)..........................        (3,883)               (824)                 --
Operating expenses:
  Research and development...................         3,052               1,185                 994
  Sales and marketing........................         4,660               1,134                 452
  General and administrative.................         1,852                 600                 341
  Stock-based compensation...................         5,344                  25                  --
                                                   --------             -------             -------
    Total operating expenses.................        14,908               2,944               1,787
                                                   --------             -------             -------
Loss from operations.........................       (18,791)             (3,768)             (1,787)
Interest income (expense), net...............           925                (111)                  6
                                                   --------             -------             -------
Net loss.....................................      $(17,866)            $(3,879)            $(1,781)
                                                   ========             =======             =======
Basic and diluted net loss per common
  share......................................      $  (5.01)            $ (2.78)            $ (2.03)
                                                   ========             =======             =======
Shares used to compute basic and diluted net
  loss per common share......................         3,563               1,393                 878
                                                   ========             =======             =======
Pro forma basic and diluted net loss per
  common share (unaudited)...................      $  (3.19)            $ (1.67)
                                                   ========             =======
Shares used to compute pro forma basic and
  diluted net loss per common share
  (unaudited)................................         5,603               2,319
                                                   ========             =======

              See accompanying notes to the financial statements.

                                NETRATINGS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         CONVERTIBLE                                              NOTE         DEFERRED
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL    RECEIVABLE    COMPENSATION
                                     -------------------   -------------------    PAID-IN         FROM         AND OTHER
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPTIAL     STOCKHOLDER        COSTS
                                     --------   --------   --------   --------   ----------   ------------   -------------
Issuance of common stock to
  founders at $0.002 per share in
  July 1997 for Cash...............       --      $--        3,200      $  3      $      3       $  --         $     --
Issuance of common stock at $0.002
  per share to employees and
  consultants for cash in 1997.....       --       --          675         1             1          --               --
Contribution to capital............       --       --           --        --         2,245          --               --
Net loss, and comprehensive loss,
  from July 2, 1997 (inception)....       --       --           --        --            --          --               --
                                      ------      ---       ------      ----      --------       -----         --------
Balances at December 31, 1997......       --       --        3,875         4         2,249          --               --

Repurchase of common stock from
  founders and employees at $0.002
  per share........................       --       --         (763)       (1)           (1)         --               --
Issuance of Series A convertible
  preferred stock at $0.18 per
  share in January 1998 for cash,
  net of issuance
  costs of $21.....................    1,900        2           --        --           327          --               --
Issuance of warrant in conjunction
  with issuance of convertible
  notes payable....................       --       --           --        --           106          --               --
Contribution to capital............       --       --           --        --           501          --               --
Deferred compensation related to
  grant of stock options...........       --       --           --        --           254          --             (254)
Amortization of deferred
  compensation.....................       --       --           --        --            --          --               25
Net loss, and comprehensive loss...       --       --           --        --            --          --               --
                                      ------      ---       ------      ----      --------       -----         --------
Balances at December 31, 1998......    1,900        2        3,112         3         3,436          --             (229)

Exercise of common stock options,
  warrants, and other..............       --       --          833         1           146        (128)              --
Compensation related to stock
  options granted to consultants...       --       --           --        --         1,019          --               --
Issuance of warrant in conjunction
  with financing agreement.........       --       --           --        --           177          --               --
Issuance of warrant in connection
  with Series C redeemable
  convertible preferred stock......       --       --           --        --           184          --               --
Deferred compensation and other
  costs............................       --       --           --        --        50,670          --          (50,670)
Amortization of deferred
  compensation and other costs.....       --       --           --        --            --          --            4,325
Reclassification of Series A
  convertible preferred stock to
  redeemable convertible preferred
  stock due to addition of
  mandatory redemption features
  (Note 4).........................   (1,900)      (2)          --        --          (327)         --               --
Conversion of Series A,B,C and D
  Redeemable Convertible Preferred
  Stock into common stock..........                          6,980         7        36,192
Initial Public Offering of common
  stock, net of offering costs of
  $1,582...........................       --       --        4,600         5        71,140          --               --
Exercise of common stock warrant by
  Nielsen Media Research...........       --       --        6,553         6        65,154          --               --
Purchase of common stock by Nielsen
  Media Research...................       --       --       10,040        10       170,666          --               --
Net loss and comprehensive loss....       --       --           --        --                        --               --
                                      ------      ---       ------      ----      --------       -----         --------
Balances at December 31, 1999......       --      $--       32,118      $ 32       398,457        (128)        $(46,574)
                                      ======      ===       ======      ====      ========       =====         ========

                                                        TOTAL
                                                    STOCKHOLDERS'
                                     ACCUMULATED       EQUITY
                                       DEFICIT        (DEFICIT)
                                     ------------   -------------
Issuance of common stock to
  founders at $0.002 per share in
  July 1997 for Cash...............    $     --       $      6
Issuance of common stock at $0.002
  per share to employees and
  consultants for cash in 1997.....          --              2
Contribution to capital............          --          2,245
Net loss, and comprehensive loss,
  from July 2, 1997 (inception)....      (1,781)        (1,781)
                                       --------       --------
Balances at December 31, 1997......      (1,781)           472
Repurchase of common stock from
  founders and employees at $0.002
  per share........................          --             (2)
Issuance of Series A convertible
  preferred stock at $0.18 per
  share in January 1998 for cash,
  net of issuance
  costs of $21.....................          --            329
Issuance of warrant in conjunction
  with issuance of convertible
  notes payable....................          --            106
Contribution to capital............          --            501
Deferred compensation related to
  grant of stock options...........          --             --
Amortization of deferred
  compensation.....................          --             25
Net loss, and comprehensive loss...      (3,879)        (3,879)
                                       --------       --------
Balances at December 31, 1998......      (5,660)        (2,448)
Exercise of common stock options,
  warrants, and other..............          --             19
Compensation related to stock
  options granted to consultants...          --          1,019
Issuance of warrant in conjunction
  with financing agreement.........          --            177
Issuance of warrant in connection
  with Series C redeemable
  convertible preferred stock......          --            184
Deferred compensation and other
  costs............................          --             --
Amortization of deferred
  compensation and other costs.....          --          4,325
Reclassification of Series A
  convertible preferred stock to
  redeemable convertible preferred
  stock due to addition of
  mandatory redemption features
  (Note 4).........................          --           (329)
Conversion of Series A,B,C and D
  Redeemable Convertible Preferred
  Stock into common stock..........                     36,199
Initial Public Offering of common
  stock, net of offering costs of
  $1,582...........................          --         71,145
Exercise of common stock warrant by
  Nielsen Media Research...........          --         65,160
Purchase of common stock by Nielsen
  Media Research...................          --        170,676
Net loss and comprehensive loss....     (17,866)       (17,866)
                                       --------       --------
Balances at December 31, 1999......    $(23,526)      $328,261
                                       ========       ========

              See accompanying notes to the financial statements.

                                NETRATINGS, INC.

                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                      PERIOD FROM
                                                        YEAR ENDED DECEMBER 31,       JULY 2, 1997
                                                       -------------------------     (INCEPTION) TO
                                                          1999          1999       DECEMBER 31, 1997
                                                       -----------   -----------   ------------------
OPERATING ACTIVITIES
Net loss.............................................   $(17,866)      $(3,879)          $(1,781)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................        469           235                24
  Provision for doubtful accounts....................        372            25                --
  Stock-based compensation...........................      5,344            25                --
  Changes in operating assets and liabilities:
    Accounts receivable..............................     (2,789)         (158)               --
    Other current assets.............................       (869)           19               (35)
    Other assets.....................................       (146)          (85)              (27)
    Accounts payable.................................      1,293           260                93
    Accrued liabilities..............................      1,183          (205)              415
    Amounts due Nielsen Media Research...............        998           539                --
    Deferred revenue.................................      3,164           280                --
                                                        --------       -------           -------
Net cash used in operating activities................     (8,847)       (2,944)           (1,311)
                                                        --------       -------           -------
INVESTING ACTIVITIES
  Acquisition of property and equipment..............       (893)         (173)             (391)
  Short term investments.............................    (12,959)           --                --
                                                        --------       -------           -------
Net cash used by investing activities................    (13,852)         (173)             (391)
                                                        --------       -------           -------
FINANCING ACTIVITIES
  Proceeds from initial public offering of common
    stock............................................     71,145            --                --
  Proceeds from issuance of (repurchase of)
    common stock.....................................         47            (2)                8
  Proceeds from issuance of convertible notes
    payable..........................................         --           895                --
  Proceeds from issuance of convertible notes payable
    to Nielsen Media Research........................      1,000         2,000                --
  Proceeds from equipment financing and notes
    payable..........................................        485           221                --
  Principal payments on notes payable and capital
    lease obligations................................       (129)          (35)               --
  Proceeds from issuance of common stock to Nielsen
    Media Research...................................    235,836            --                --
  Proceeds from issuance of preferred stock..........     32,297           329                --
  Contribution to capital............................         --           501             2,245
                                                        --------       -------           -------
Net cash provided by financing activities............    340,681         3,909             2,253
                                                        --------       -------           -------
  Net increase in cash and cash equivalents..........    317,982           792               551
Cash and cash equivalents at beginning of period.....      1,343           551                --
                                                        --------       -------           -------
Cash and cash equivalents at end of period...........   $319,325       $ 1,343           $   551
                                                        ========       =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest.............................   $    191       $    85           $    --
                                                        ========       =======           =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Property and equipment acquired under capital lease
    obligations......................................   $    123       $    21           $    --
                                                        ========       =======           =======
  Conversion of notes payable into common stock......   $  3,895       $    --           $    --
                                                        ========       =======           =======
  Issuance of common stock for note receivable.......   $    128       $    --           $    --
                                                        ========       =======           =======

              See accompanying notes to the financial statements.

                                NETRATINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NETRATINGS

    NetRatings, Inc. ("NetRatings") was incorporated in Delaware on July 2, 1997 and is engaged in the development and sale of Internet audience measurement information and analysis services. Proprietary technology and data gathering techniques enable NetRatings to offer its customers comprehensive, timely, and reliable information through an easy-to-use software interface. NetRatings markets and sells its products and services under the Nielsen//NetRatings brand.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents represent all highly liquid investments including money market accounts, commercial paper, U.S. government and agency securities, and corporate notes with insignificant interest-rate risk and original maturities of three months or less at date of purchase. Cash and cash equivalents are stated at fair market value. Interest income was $6,000, $18,000 and $1,106,000 for the period July 2, 1997 (inception) to December 31, 1997, the years ended December 31, 1998, and 1999.

SHORT-TERM INVESTMENTS

    Short-term investments consist principally of corporate notes and U.S. Government and agency securities, all of which are available-for-sale and carried at fair market value, which approximate cost. All short-term investments have a contractual maturity of one year or less.

    The following is a summary of estimated fair value of short-term investments at December 31, 1999:

                                                               ESTIMATED
                                                              FAIR VALUE
                                                              -----------
Corporate Notes.............................................  $ 7,941,000
U.S. government and agency securities.......................    4,990,000
                                                              -----------
                                                              $12,931,000
                                                              ===========

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

PURCHASED TECHNOLOGY

    Purchased technology consists of the costs of purchased product technology which are amortized using the straight-line method over periods not exceeding three years. Purchased technology is included in other assets in the accompanying balance sheets. Management evaluates the future realization of purchased technology quarterly and writes down any amounts that management deems unlikely to be recovered through future product sales. No write downs have been recorded through December 31, 1999.

                                NETRATINGS, INC.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

    NetRatings accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

REVENUE RECOGNITION

    Revenue for recurring services are recognized ratably over the term of the related contract as services are provided. Revenue for nonrecurring services is recognized in the period in which the product is delivered. Billings rendered in advance of services being performed are recorded as deferred revenue in the accompanying balance sheet.

    Barter transactions are recorded at the lower of estimated fair value of services provided or the estimated fair value of goods and services received. Revenue from barter transactions is recognized ratably over the period for which services are performed. Barter expenses are expensed as incurred. Barter revenues were $0, $38,000 and $55,000 and barter expenses were $0, $55,000 and $90,000 for the period from July 2, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999, respectively.

PANEL COSTS

    Costs of establishing and maintaining a panel (a statistically selected group of Internet users) are expensed as incurred and are included in cost of revenue.

ADVERTISING EXPENSE

    All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expense, were $0 for the period from July 2, 1997 (inception) to December 31, 1997 and $36,000 and $743,000 for the years ended December 31, 1998 and 1999, respectively.

INCOME TAXES

    NetRatings accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

IMPAIRMENT OF LONG-LIVED ASSETS

    NetRatings evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets

                                NETRATINGS, INC.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The fair value of NetRatings cash and cash equivalents and short-term investments is based on quoted market prices, and approximates their historical cost due to their short- term nature. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments. The fair value of NetRatings' notes payable approximates their carrying value as interest rates on these notes approximate market rates.

    Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment-grade debt instruments, many of which are backed by the U.S. Government or other government agencies. NetRatings conducts business with companies in various industries throughout the United States. NetRatings manages the accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts, and by providing appropriate allowances for uncollectible amounts. At December 31, 1998 and 1999, the allowance for doubtful accounts totaled $25,000 and $397,000, respectively.

COMPREHENSIVE INCOME

    Effective January 1, 1998, NetRatings adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130").
FAS 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

COMPUTATION OF NET LOSS PER COMMON SHARE

    NetRatings computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"). In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible preferred stock and notes payable have been excluded from the calculation of net loss per share as their effect is antidilutive.

    Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commssion guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon completion of NetRatings' initial public offering, using the if-converted method.

                                NETRATINGS, INC.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

RECENT PRONOUNCEMENTS

    As of January 1998, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations, financial position, or disclosure of segment information. NetRatings conducts business in one operating segment. NetRatings is engaged in the development and sale of Internet audience measurement information and analytical services. NetRatings' management has determined the operating segment based upon how the business is managed and operated.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133"
("FAS 137"), which amends FAS 133 to be effective for all fiscal quarters for all fiscal years beginning after June 15, 2000 or January 1, 2001 for NetRatings. Management does not currently expect that adoption of FAS 137 will have a material impact on NetRatings' financial position or results of operations.

NOTE 2:  BALANCE SHEET DETAILS

    Details of balance sheet items are as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Computer equipment and software.....................   $1,380,000      $547,000
Office equipment, furniture, and fixtures...........       59,000        19,000
Leasehold improvements..............................       39,000        19,000
                                                       ----------      --------
                                                        1,478,000       585,000
Less accumulated depreciation and amortization......     (562,000)     (191,000)
                                                       ----------      --------
Property and equipment, net.........................   $  916,000      $394,000
                                                       ==========      ========

                                NETRATINGS, INC.

NOTE 2:  BALANCE SHEET DETAILS (CONTINUED)

    As of December 31, 1998 and December 31, 1999, property and equipment includes amounts held under capital leases of $242,000 and $356,000 respectively, and related accumulated amortization of $74,000 and $205,000, respectively.

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Accrued compensation................................   $  216,000      $ 88,000
Accrued panel costs.................................      495,000            --
Other accrued liabilities...........................      682,000       122,000
                                                       ----------      --------
    Accrued liabilities.............................   $1,393,000      $210,000
                                                       ==========      ========

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Accrued amounts payable to Nielsen Media Research...   $1,537,000     $  539,000
Convertible notes payable to Nielsen Media
  Research..........................................           --      2,000,000
                                                       ----------     ----------
Amounts due to Nielsen Media Research...............   $1,537,000     $2,539,000
                                                       ==========     ==========

NOTE 3:  NOTES PAYABLE

    In January 1998, NetRatings entered into a $500,000 equipment loan under a master equipment financing agreement of which $242,000 and $500,000 had been utilized as of December 31, 1998 and 1999, respectively. The equipment financing bears interest at an annual rate of 8% and is secured by the assets purchased with the borrowings. Borrowings and interest are due in installments over 42 months. The drawdowns under this equipment financing agreement have been classified as capital leases.

    In connection with the equipment financing, NetRatings issued warrants to purchase 48,000 shares of common stock at an exercise price of $0.42 per share. The warrant has a contractual term of nine years. The value of these warrants at the date of issuance was not material and no value was attributed to them in the accompanying financial statements. None of these warrants had been exercised as of December 31, 1999.

    In March 1999, NetRatings borrowed an additional $258,000 to fully utilize the above facility. As of December 31, 1999, there was $336,000 due under the agreement. In conjunction with these additional borrowings, NetRatings issued warrants to purchase 9,000 shares of common stock at an exercise price of $2.12 per share. The warrants have a contractual term of seven years. At the date of grant, the fair value ascribed to the warrants of approximately $45,000, based on a Black-Scholes valuation model, was recorded as a discount to the capital leases and is being amortized as additional interest expense over the term of capital leases.

NOTE 4:  REDEEMABLE CONVERTIBLE PREFERRED STOCK

SERIES A

    In January 1998, NetRatings issued 1,900,000 shares of Series A redeemable convertible preferred stock ("Series A") at a price of $0.18 per share for cash proceeds of $350,000. Series A shares were

                                NETRATINGS, INC.

NOTE 4: REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) originally not redeemable and were convertible into shares of common stock using a conversion ratio of one share of common stock for two shares of Series A preferred stock, subject to certain adjustments for dilution, if any, resulting from future stock issuance. Upon issuance of Series C redeemable convertible preferred stock shares the Series A conversion ratio was changed to one share of common stock for eight shares of Series A preferred stock and in addition holders of Series A were granted the redemption features described below. The Series A was converted to common stock upon NetRatings' initial public offering.

SERIES B

    In July 1999, the holders of $895,000 in convertible notes payable converted their promissory notes and $40,000 in accrued but unpaid interest to 1,477,000 shares of Series B redeemable convertible preferred stock ("Series B") at approximately $0.63 per share. The Series B was converted to common stock upon NetRatings' initial public offering.

SERIES C

    In August 1999, NetRatings issued 6,414,000 shares of Series C redeemable convertible preferred stock ("Series C") at a price of $3.11 per share for a total purchase price of $20,000,000. Nielsen Media Research converted
$3.0 million in notes payable into Series C shares and NetRatings received cash proceeds from the sale of Series C shares of $17 million. Issuance costs related to Series C are $620,000 including the value of warrants granted to a financial advisor to purchase 43,000 shares at $6.24 per share. The value of the fully vested warrants issued to the financial advisor using the Black-Scholes valuation model is $184,000. These warrants are fully vested and expire in 2005. The Series C was converted to common stock upon NetRatings' initial public offering.

    In August 1999, simultaneously with the Series C offering, the Company entered into additional agreements with Nielsen Media Research superceding the term sheet that had previously governed the Company's strategic relationship with Nielsen Media Research. In connection with this transaction, NetRatings also issued two warrants to Nielsen Media Research. The first warrant entitled Nielsen Media Research to purchase 553,000 shares of common stock at the per share exercise price of $7.20. The second warrant entitled Nielsen Media Research to purchase 6,000,000 shares of common stock at the exercise price of 60% of NetRatings' per share price at its initial public offering ($10.20 per share). Nielsen Media Research exercised both warrants on December 21, 1999. NetRatings recorded a deferred charge totaling $46,721,000 representing the value of these warrants based on a Black-Scholes valuation model. The deferred charge is being amortized to operating expense, through December 31, 2004, the final expiration date of the second warrant. Amortization expense is $2,712,000 for the year ended December 31, 1999 and is included in stock-based compensation in the accompanying statement of operations. As of December 31, 1999, the remaining deferred charge was scheduled to be amortized at the rate of approximately $9.1 million per year in the years ended December 31, 2000-2003, and $7.6 million in the year ended December 31, 2004.

    In connection with the Series C financing transaction, NetRatings also granted Nielsen Media Research the right to purchase additional shares of NetRatings' common stock in connection with NetRatings' initial public offering, at the initial public offering price. Nielsen had the right to purchase a sufficient number of shares of NetRatings common stock to enable Nielsen to own 54% of NetRatings' outstanding fully diluted (as defined) shares immediately following NetRatings initial public

                                NETRATINGS, INC.

NOTE 4: REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) offering. On December 21, 1999, Nielsen Media Research exercised its right to purchase these additional shares. Nielsen purchased 10,040,000 shares from NetRatings for cash payments of $170,676,000.

    NetRatings also entered into a stockholders agreement with Nielsen Media Research that grants Nielsen Media Research the right to nominate six of eleven directors.

SERIES D

    In September 1999, NetRatings issued 4,887,000 shares of Series D redeemable convertible preferred stock ("Series D") to ACNielsen and Series C stockholders at a price of $3.14 per share for cash proceeds of $15,238,000 (net of issuance costs of $105,000). The Series D was converted to common stock upon NetRatings initial public offering.

NOTE 5:  STOCKHOLDERS' EQUITY (DEFICIT)

CONVERTIBLE NOTES PAYABLE

    In May and November 1998, NetRatings issued convertible notes payable for total cash proceeds of $895,000. The notes were convertible in shares of Series B stock at approximately $0.63 per share. The notes had an original maturity date of May 2000 and bore interest at 9% per annum. The notes and a portion of accrued but unpaid interest were converted into shares of Series B redeemable convertible preferred stock in July 1999. In conjunction with this debt issuance, NetRatings issued to the holders of the notes, warrants to purchase 707,000 shares of NetRatings' Series B convertible preferred stock at an exercise price of $0.63 per share. The warrants have a contractual term of five years. At the date of grant, the value ascribed to the warrants was approximately $106,000, based on a Black-Scholes valuation model. This amount was recorded as a discount to convertible notes payable and up until the time of conversion was being amortized as additional interest expense over the term of the convertible notes payable. Accordingly, NetRatings recorded additional interest expense of $35,000 in the year ended December 31, 1998 and $71,000 in the year ended December 31, 1999. The effective interest rate on the convertible notes, as adjusted for the ascribed value of the convertible note warrants, was approximately 14.9% per annum. All of the warrants were exercised as of December 31, 1999.

    NetRatings entered into a strategic alliance with Nielsen Media Research in October 1998 to develop and market Internet audience measurement products and services in the United States and Canada using NetRatings technology and Nielsen Media Research's proprietary panel selection methodology. Also, in October 1998, NetRatings issued a convertible note payable to Nielsen Media Research for cash proceeds of $2,000,000. The note had an original maturity date of December 31, 1999 and bears interest at 6%, to be paid semiannually in arrears.

    In April 1999, NetRatings issued another convertible note payable to Nielsen Media Research for cash proceeds of $1,000,000. This note was interest free and was also payable on December 31, 1999. Both the notes were convertible into shares of NetRatings' next issuance of preferred stock at the per share price of that financing. Nielsen Media Research converted both the notes into shares of Series C convertible redeemable preferred stock at a price of $3.11 per share.

                                NETRATINGS, INC.

NOTE 5:  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
COMMON STOCK WARRANTS

    In connection with the sale of Series A preferred stock, NetRatings issued warrants for the purchase of 225,000 shares of common stock at an exercise price of $0.02 per share. The warrants became exercisable upon the issuance of the Series B preferred stock in July 1999. The value of these warrants at the date of issuance was not material and no value was attributed to them in the accompanying financial statements. These warrants were exercised in September 1999.

COMMON STOCK

    In September 1997, under a stock purchase agreement, NetRatings issued 3,200,000 shares of common stock to founders at a price of $0.002 per share. In May 1998, the terms of this agreement were amended and NetRatings repurchased 590,000 common shares at cost. Following the amendment, all of the remaining outstanding shares are subject to repurchase rights which expire ratably over the 48 months following September 1, 1996. At December 31, 1999, 489,000 shares were subject to repurchase.

    NetRatings has issued 675,000 shares of common stock to employees and consultants under stock purchase agreements. These shares are subject to repurchase rights which expire ratably over 48 months. Upon termination of service, any unvested shares may be repurchased by NetRatings at the issuance price. Shares subject to repurchase totaled 269,000 at December 31, 1998 and 208,000 at December 31, 1999. In July 1998, NetRatings repurchased at cost 173,000 shares of common stock from employees upon their termination.

NOTE RECEIVABLE FROM STOCKHOLDER

    In August, 1999, NetRatings issued $125,000 in promissory notes to a member of the Board of Directors of NetRatings in connection with the exercise of stock options. The notes bear interest at 5% per annum, are due in three years and NetRatings has full recourse against the holder.

CONTRIBUTION TO CAPITAL

    Contributions to capital represent funds received in connection with the formation and development of NetRatings. These funds were utilized to perform market research, write the business plan, and commence product development.

PUBLIC OFFERING OF COMMON STOCK

    On September 21, 1999, the Board of Directors authorized NetRatings to proceed with an initial public offering of its common stock. On December 8, 1999, the company completed the initial public offering of 4,600,000 shares of its common stock. Net proceeds from the offering totaled $71,145,000. As described in Note 4, subsequent to the initial public offering, Nielsen Media Research exercised its warrants and its right to acquire sufficient shares of NetRatings common stock to establish a 54% ownership interest. In connection with these transactions, Nielsen Media Research purchased 16,593,000 shares of common stock for $235,836,000.

                                NETRATINGS, INC.

NOTE 5:  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
STOCK SPLIT

    On September 21, 1999, the Board of Directors approved a one-for-two reverse stock split of issued and outstanding common stock which was effective prior to the completion of the initial public offering of its common stock. The accompanying financial statements have been retroactively restated to give effect to the reverse stock split.

1998 STOCK PLAN

    In April 1998, NetRatings adopted the 1998 Stock Plan (the "Plan"). Under the Plan, up to 1,215,000 shares of NetRatings' common stock has been reserved for issuance under the terms of the Plan. Through December 31, 1999, an additional 2,750,000 shares were reserved for issuance under the Plan. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the board of directors. Options generally vest over a four-year period and have a maximum term of ten years.

    Information with respect to stock option activity is summarized as follows:

                                                                 OPTIONS OUTSTANDING
                                                  OPTIONS      ------------------------     WEIGHTED-
                                               AVAILABLE FOR   NUMBER OF    PRICE PER        AVERAGE
                                                   GRANT        SHARES        SHARE       EXERCISE PRICE
                                               -------------   ---------   ------------   --------------
Authorized...................................    1,215,000            --             --           --
Granted......................................     (868,000)      868,000   $       0.10        $0.10
                                                ----------     ---------   ------------        -----
  Balance at December 31, 1998...............      347,000       868,000   $       0.10        $0.10
Authorized...................................    2,750,000            --             --           --
Granted......................................   (2,423,000)    2,423,000   $0.10-$11.90        $5.42
Exercised....................................           --      (608,000)  $ 0.10-$0.50        $0.28
Canceled.....................................       51,000       (51,000)  $ 0.10-$8.40        $0.74
                                                ----------     ---------   ------------        -----
  Balance at December 31, 1999...............      725,000     2,632,000   $0.10-$11.90        $4.95
                                                ==========     =========   ============        =====

    The weighted-average remaining contractual life of all outstanding options is 9.42 years. The weighted-average fair value of options granted was $0.02 and $5.42 during the years ended December 31, 1998 and 1999, respectively.

                                NETRATINGS, INC.

NOTE 5:  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    The following table summarizes information concerning options outstanding and exercisable at December 31, 1999.

                                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                        ----------------------------------------------------   -----------------------------------
                        NUMBER OF   WEIGHTED-AVERAGE     WEIGHTED-AVERAGE      NUMBER OF SHARES   WEIGHTED-AVERAGE
EXERCISE PRICE           SHARES      EXERCISE PRICE    REMAINING CONTRACTUAL        SHARES         EXERCISE PRICE
--------------          ---------   ----------------   ---------------------   ----------------   ----------------
       $ 0.10             560,000        $ 0.10                 8.50               293,000             $0.10
       $ 0.50             596,000        $ 0.50                 9.38                74,000             $0.50
       $ 5.30             271,000        $ 5.30                 9.63                36,000             $5.30
       $ 6.22              33,000        $ 6.22                 9.63                    --                --
       $ 6.28              36,000        $ 6.28                 9.72                    --                --
       $ 7.20             156,000        $ 7.20                 9.74                 6,000             $7.20
       $ 8.40             230,000        $ 8.40                 9.81                    --                --
       $10.20             699,000        $10.20                 9.87                    --                --
       $11.90              51,000        $11.90                 9.93                    --                --
                        ---------                                                  -------
                        2,632,000                                                  409,000
                        =========                                                  =======

SHARES RESERVED FOR FUTURE ISSUANCE

    NetRatings has reserved shares of common stock for future issuance as follows:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Redeemable convertible preferred stock, including
  effect of preferred stock warrants................           --       1,303,000
Stock options outstanding...........................    2,632,000         868,000
Stock options, available for grant..................      725,000         347,000
Warrants to purchase common stock...................           --         273,000
Employee stock purchase plan........................      250,000              --

1999 EMPLOYEE STOCK PURCHASE PLAN

    On October 26, 1999, NetRatings' Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings' initial public offering of its common stock. NetRatings has reserved a total of 250,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the date of purchase.

DEFERRED COMPENSATION

    NetRatings has recorded deferred stock compensation charges of $254,000, and $3,949,000, for the years ended December 31, 1998 and 1999, respectively, representing the difference between the exercise price of stock options and the fair value of common stock as of the date of grant. These amounts are being amortized to operations, using the graded method, over the vesting periods of the individual stock options, which are four years.

                                NETRATINGS, INC.

NOTE 5:  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

    Amortization expense is $25,000 and $1,608,000 for the years ended December 31, 1998 and 1999 and is included in stock-based compensation in the accompanying statements of operations. As of December 31, 1999, the remaining stock based compensation was scheduled to be amortized at the rate of approximately $1.6 million, $675,000, $256,000 and $29,000 in the years ended December 31, 2000, 2001, 2002, and 2003, respectively.

OPTIONS ISSUED TO NONEMPLOYEES

    In 1999, NetRatings granted options to purchase 247,000 shares of common stock to nonemployees at an exercise price of $0.50 and $7.20 per share. These options were granted in exchange for services performed and were fully vested upon grant. NetRatings valued these options at their fair value and recorded a charge to operations of $1,019,000 for the year ended December 31, 1999.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION

    NetRatings has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of NetRatings' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if NetRatings has accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 0.80; risk-free interest rates of 4.57% to 6.11% for the years ended December 31, 1998 and 1999; a dividend yield of 0%; and a weighted-average expected life of the option of four years.

    The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because NetRatings' employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation cost for NetRatings' stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes option pricing valuation method, NetRatings' historical net loss applicable to common stockholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                                  PERIOD FROM JULY 2,
                                                     YEAR ENDED     YEAR ENDED    1997 (INCEPTION) TO
                                                    DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                        1999           1998              1997
                                                    ------------   ------------   -------------------
Pro forma net loss................................  $(20,151,000)  $(3,885,000)       $(1,781,000)
                                                    ============   ===========        ===========
Pro forma net loss per common share...............  $      (5.65)  $     (2.79)       $     (2.03)
                                                    ============   ===========        ===========

                                NETRATINGS, INC.

NOTE 5:  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    The pro forma impact of compensation expense measured under FAS 123 on the net loss for the period from July 2, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

NOTE 6:  NET LOSS PER SHARE OF COMMON STOCK

    The calculation of historical and pro forma basic and diluted net loss per share is as follows:

                                                                                  PERIOD FROM JULY 2,
                                                     YEAR ENDED     YEAR ENDED    1997 (INCEPTION) TO
                                                    DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
HISTORICAL:                                             1999           1998              1997
-----------                                         ------------   ------------   -------------------
Net loss..........................................  $(17,866,000)  $(3,879,000)       $(1,781,000)
                                                    ============   ===========        ===========
Weighted-average shares of common stock
  outstanding.....................................     4,617,000     3,395,000          3,777,000
Less: weighted-average shares subject to
  repurchase......................................     1,054,000     2,002,000          2,899,000
                                                    ------------   -----------        -----------
Weighted-average shares of common stock
  outstanding used in computing basic and diluted
  net loss per share..............................     3,563,000     1,393,000            878,000
                                                    ============   ===========        ===========
Basic and diluted net loss per common share.......  $      (5.01)  $     (2.78)       $     (2.03)
                                                    ============   ===========        ===========

PRO FORMA
--------------------------------------------------
Net Loss..........................................  $(17,866,000)  $(3,879,000)

Weighted-average shares used in computing basic
  and diluted net loss per common share...........     3,563,000     1,393,000

Adjustment to reflect the effect of the assumed
  conversion of preferred stock from the date of
  issuance........................................     2,040,000       926,000
                                                    ------------   -----------
Weighted average shares used in computing pro
  forma basic and diluted net loss per common
  share (unaudited)...............................     5,603,000     2,319,000
                                                    ============   ===========
Pro forma basic and diluted net loss per common
  share (unaudited)...............................  $      (3.19)  $     (1.67)
                                                    ============   ===========

    If NetRatings had reported net income, the calculation of historical and pro forma diluted earnings per share would have included approximately an additional 736,000, and 1,201,000 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 1998, and 1999 respectively. In addition, if NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 1,800,000 and 2,040,000 common equivalent shares related to the conversion of preferred shares and convertible notes payable using the if-converted method for the year ended December 31, 1998 and 1999.

                                NETRATINGS, INC.

NOTE 7:  JOINT VENTURE WITH ACNIELSEN

    In September 1999, NetRatings entered into a joint venture with ACNielsen to develop and maintain audience measurement panels and to market NetRatings products and services in key international markets. Through the joint venture, in which NetRatings holds a 19.9% minority interest, NetRatings plans to launch audience measurement services in over 30 countries.

    Revenue from the joint venture's Internet audience measurement services will be allocated between NetRatings and the joint venture depending on the location of the customer and the location of the panel whose data is used in the service:

    - The joint venture retains 100% of any revenue from services that the joint venture sells to customers outside North America based on data from panels outside North America; provided, however, that during the five year period commencing October 1, 1999, the joint venture shall pay to NetRatings a fee of 10% of such revenues, subject to a minimum fee of $7.5 million and a maximum fee of $15 million for such five year period.

    - NetRatings and the joint venture each retain 50% of any revenues from services that NetRatings sells to customers in North America based on data from panels outside North America or services that the joint venture sells to customers outside North America based on North American panel data.

    - The joint venture retains 35% of any revenue from services that the joint venture sells to customers inside the United States and Canada based on data from panels inside those countries, and NetRatings retains 65% of any revenue from such services.

    - If either NetRatings or the joint venture sells services based on data from a combination of panels located both inside and outside North America, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

    NetRatings did not receive any revenue from the joint venture for the year ended December 31, 1999.

    The joint venture was initially capitalized through cash contributions by NetRatings for the purchase of common stock and cash contributions by ACNielsen for the purchase of preferred stock. To complete the initial capitalization of the joint venture, ACNielsen has agreed to contribute cash to fund the initial roll-out costs, consisting of the costs incurred to establish Internet audience measurement panels in each of the countries targeted by the joint venture, as such costs are incurred by the joint venture, and NetRatings has granted an exclusive license with respect to its data collection technology for the covered territory, subject to specified performance criteria. The preferred stock initially purchased by ACNielsen, together with any additional preferred stock purchased as part of the funding of the initial roll-out costs, will continue to have an 80.1% voting interest and be convertible into 80.1% of the common stock of the joint venture. All preferred stock issued by the joint venture will have a liquidation preference equal to the original purchase price.

    NetRatings has entered into a stockholders agreement with ACNielsen setting forth procedures for funding the ongoing operations of the joint venture. Apart from the initial roll-out costs, the capital requirements of the joint venture will be the responsibility of both companies in proportion to their relative voting interests in the joint venture. Prior to September 23, 2001, however, ACNielsen has

                                NETRATINGS, INC.

NOTE 7: JOINT VENTURE WITH ACNIELSEN (CONTINUED) agreed to advance capital requirements by either purchasing additional stock, making loans to the joint venture bearing interest at the prime rate, or arranging loans from third parties. At the end of this period, the joint venture must repay any such loans from ACNielsen, and NetRatings must reimburse ACNielsen for its pro rata portion of any such stock purchases, after which the additional stock issued to ACNielsen will be retired. Under the stockholders agreement, the joint venture and ACNielsen have a right of first refusal to purchase any shares of the joint venture that NetRatings wishes to sell to a third party. In addition, if the joint venture does not effect an initial public offering within five years, NetRatings has the right to require ACNielsen to purchase the NetRatings equity stake at its then current fair market value.

NOTE 8:  RELATED PARTY TRANSACTIONS

    Concurrent with the sale of Series A preferred stock, NetRatings and a related party entered into a technology transfer agreement which assigned and transferred to NetRatings all ownership interest in NetRatings' core products and technology. In January 1998, in consideration of these technology assignments and transfers, NetRatings paid to the related party $100,000 in cash.

    In April 1999, NetRatings entered into a barter transaction under which an annual subscription to a NetRatings service valued at $50,000 was exchanged for web site design services provided by a company, one of whose officers is a member of the NetRatings Board of Directors. The subscription was valued at its fair value using NetRatings normal pricing and terms.

    As described in Note 5, in August 1999, Nielsen Media Research converted its notes payable into shares of Series C preferred stock, purchased an additional $6 million of Series C preferred stock and in December 1999 purchased additional shares of NetRatings common stock. NetRatings also entered into an operating agreement covering its relationship with Nielsen Media Research. Under the terms of the operating agreement, NetRatings pays Nielsen Media Research a commission for selling services to certain customers. These commissions totaled $537,000 for the year ended December 31, 1999 and are included in sales and marketing expenses in the accompanying statements of operations. NetRatings is also charged by Nielsen Media Research for costs of maintaining the panel at the rates Nielsen Media Research charges its own internal divisions. These costs totaled $5,246,000 for the year ended December 31, 1999 and are included in cost of revenue in the accompanying statements of operations.

                                NETRATINGS, INC.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

LEASES

    As of December 31, 1999, minimum payments under all non-cancelable lease agreements were as follows:

                                                               CAPITAL    OPERATING
                                                               LEASES       LEASES
                                                              ---------   ----------
Year ending December 31, 2000...............................  $ 208,000   $  615,000
Year ending December 31, 2001...............................    159,000      595,000
Year ending December 31, 2002...............................     65,000      614,000
Year ending December 31, 2003...............................         --      631,000
Year ending December 31, 2004...............................         --      650,000
Thereafter..................................................         --      109,000
                                                              ---------   ----------
Total minimum lease payments................................  $ 432,000   $3,214,000
                                                                          ==========
  Less amount representing interest.........................    (96,000)
                                                              ---------
Present value of minimum lease payments.....................    336,000
  Less current portion......................................   (165,000)
                                                              ---------
Long-term capital lease obligations.........................  $ 171,000
                                                              =========

    Rent expense was $103,000 and $219,000 for the years ended December 31, 1998 and 1999.

    In June 1999, NetRatings entered into a loan and security agreement under which the lender committed to equipment financing up to a principal amount of $700,000 at an interest rate of 8% per annum. This facility expires on April 30, 2000. As of December 31, 1999, no borrowings were outstanding under this facility. In conjunction with the availability of this equipment financing commitment, NetRatings issued warrants to purchase 26,000 shares of common stock at an exercise price of $2.12 per share. The warrant has a term of nine years. At the date of grant, the fair value ascribed to the warrants of approximately $132,000, was recorded as deferred financing costs and is being amortized over the term of the facility.

BANK LINE OF CREDIT

    In September 1999, NetRatings secured a $1,000,000 bank line of credit expiring in one year with interest at the prime rate. The line of credit also has an additional $350,000 available to NetRatings to fund fixed asset purchases. Amounts borrowed under the fixed asset facility are due over a 36 month period with interest at the prime rate. The line of credit requires that NetRatings maintain compliance with certain restrictive financial covenants. No borrowings have been made under this agreement.

PENDING LITIGATION

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against NetRatings in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which NetRatings engaged PaineWebber to act as a financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that NetRatings breached the obligations under the agreement by failing to pay PaineWebber a fee based upon the subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for the initial public offering. The complaint seeks damages in the aggregate amount of not less than

                                NETRATINGS, INC.

NOTE 9:  COMMITMENTS AND CONTINGENCIES (CONTINUED)
$1.9 million and reimbursement for PaineWebber's attorneys' fees relating to the dispute. At this stage of the litigation, NetRatings has filed a partial answer and a partial motion to dismiss the complaint. PaineWebber has filed a motion for summary judgement as to liability on all of its claims. NetRatings intends to defend the lawsuit vigorously. NetRatings expects to incur substantial legal fees and expenses in connection with the litigation. The litigation is in the preliminary stage, and management is unable to predict its final outcome. However, management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings' financial position, results of operations or cash flows. Depending on the amount and timing, an unfavorable resolution could materially affect NetRatings' future results of operations or cash flows in a particular period.

NOTE 10:  EMPLOYEE BENEFIT PLAN

    NetRatings has a 401(k) plan which allows full-time employees to contribute to the 401(k) plan, subject to certain limitations, up to 15% of salary on a pretax basis. NetRatings has the option to provide matching contributions but has not done so to date.

NOTE 11:  INCOME TAXES

    No income tax expense was recorded for the period from July 2, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999 due to net operating losses.

    The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows:

                                                                                   PERIOD FROM JULY 2,
                                                      YEAR ENDED     YEAR ENDED      1997(INCEPTION)
                                                     DECEMBER 31,   DECEMBER 31,     TO DECEMBER 31,
                                                         1999           1998              1997
                                                     ------------   ------------   -------------------
Income tax (benefit) at federal statutory rate.....  $(5,812,000)   $(1,326,000)        $(606,000)
Unutilized net operating losses....................    5,812,000      1,326,000           606,000
                                                     -----------    -----------         ---------
Total..............................................  $        --    $        --         $      --
                                                     ===========    ===========         =========

    Significant components of NetRatings' deferred tax assets are as follows:

                                                                    AS OF DECEMBER 31
                                                             1999          1998          1997
                                                          -----------   -----------   ----------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 6,600,000   $ 1,500,000    $ 8,000
  Tax credit carryforwards..............................      230,000       100,000         --
  Deferred stock compensation...........................    1,600,000            --         --
  Other.................................................      130,000        40,000         --
                                                          -----------   -----------    -------
Total deferred tax assets...............................    8,560,000     1,640,000      8,000
Valuation allowance.....................................   (8,560,000)   (1,640,000)    (8,000)
                                                          -----------   -----------    -------
Net deferred tax assets.................................  $        --   $        --    $    --
                                                          ===========   ===========    =======

    FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes NetRatings' historical operating performance and the reported cumulative net losses in all prior years, NetRatings

                                NETRATINGS, INC.

NOTE 11:  INCOME TAXES (CONTINUED)
has provided a full valuation allowance against its net deferred tax assets. NetRatings will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

    The net valuation allowance increased by $8,000 during the period from July 2, 1997 (inception) to December 31, 1997, and by $1,632,000 and $6,920,000
during the years ended December 31, 1998 and 1999, respectively.

    As of December 31, 1999, NetRatings had net operating loss carryforwards for federal and state tax purposes each of approximately $16,200,000 and federal and state research and development tax credit carryforwards of approximately $150,000 and $115,000, respectively. The federal and state net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

    Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

NOTE 12:  INVESTMENT IN NETRATINGS JAPAN KK

    In June 1999, NetRatings granted a five year license for the use of its proprietary software to NetRatings Japan KK, in exchange for a 32% ownership interest in NetRatings Japan KK. The joint venture was formed to adapt, market, service and sell interactive media and market research data in Japan. After the initial five year period, the license is automatically renewed on a yearly basis for no additional consideration. As NetRatings contributed technology with an indeterminable cost or market value to this joint venture, it did not record any cost for this investment. NetRatings is entitled to appoint one member to the six-member board of directors of NetRatings Japan KK.

NOTE 13:  SUBSEQUENT EVENTS

    In January 2000, NetRatings established a joint venture in France, Mediametrie eRatings.com, in which it currently holds a 30% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. The joint venture plans to introduce products and services to the French market after March 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings "Election of Directors" and "Executive Officers of Registrant."

    The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

    For information concerning this Item, see text under the captions "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information concerning this Item, see text under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information concerning this Item, see text under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    (1) Financial Statements:

        See Index to Financial Statements at page 38 of this report.

    (2) Financial Statement Schedules:

        All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements and Notes thereto which are included herein.

    (3) Exhibits:

        The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b) Reports on Form 8-K during the quarter ended December 31, 1999:

    On January 1, 2000, we filed a report on Form 8-K, pursuant to Items 1 and 7 of such Form, regarding a change in control of the Company resulting from the acquisition of our Common Stock by Nielsen Media Research.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                                       NETRATINGS INC.

                                                       By:              /s/ JACK R. LAZAR
                                                            -----------------------------------------
                                                                          Jack R. Lazar
                                                             VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                          AND SECRETARY

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack R. Lazar and Stephen J. Gross, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
              /s/ DAVID J. TOTH                President and Chief Executive Officer  March 30, 2000
    ------------------------------------         (Principal Executive Officer)
                David J. Toth

              /s/ JACK R. LAZAR                Vice President, Chief Financial        March 30, 2000
    ------------------------------------         Officer and Secretary (Principal
                Jack R. Lazar                    Financial and Accounting Officer)

             /s/ DAVID A. NORMAN               Chairman of the Board                  March 30, 2000
    ------------------------------------
               David A. Norman

              /s/ JACK SERFASS                 Director                               March 30, 2000
    ------------------------------------
                Jack Serfass

          /s/ JAMES J. GEDDES, JR.             Director                               March 30, 2000
    ------------------------------------
            James J. Geddes, Jr.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ DAVID H. HARKNESS              Director                               March 30, 2000
    ------------------------------------
              David H. Harkness

           /s/ MICHAEL P. CONNORS              Director                               March 30, 2000
    ------------------------------------
             Michael P. Connors

           /s/ THOMAS A. MASTRELLI             Director                               March 30, 2000
    ------------------------------------
             Thomas A. Mastrelli

             /s/ GERALD S. HOBBS               Director                               March 30, 2000
    ------------------------------------
               Gerald S. Hobbs

           /s/ CHARLES E. LEONARD              Director                               March 30, 2000
    ------------------------------------
             Charles E. Leonard

              /s/ DANIEL O'SHEA                Director                               March 30, 2000
    ------------------------------------
                Daniel O'Shea

              /s/ JOHN DIMLING                 Director                               March 30, 2000
    ------------------------------------
                John Dimling

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                             EXHIBIT TITLE
------                                             -------------
         3.1 (1)            Restated Certificate of Incorporation of Registrant
         3.2 (2)            Amended and Restated By-Laws of Registrant
         4.1 (3)            Second Restated Rights Agreement
       *10.1 (3)            Form of Indemnification Agreement between Registrant and its directors and officers
       *10.2 (3)            1998 Stock Plan, including form of option agreement
       *10.3 (3)            1999 Employee Stock Purchase Plan
        10.4 (3)            Form of Loan Agreement and Promissory Note between
                              Registrant and certain directors and officers
        10.5 (3)            Form of Series B Preferred Stock Warrant
        10.6 (3)            Series B Preferred Stock Purchase Agreement dated as of
                              November 15, 1998
        10.7 (3)            Series C Preferred Stock Purchase Agreement dated as of
                              August 5, 1999
        10.8 (3)            Series D Preferred Stock Purchase Agreement dated as of
                              September 22, 1999
        10.9 (3)            Operating Agreement between Registrant and Nielsen Media
                              Research dated as of August 15, 1999
        10.10(3)            Common Stock Purchase Warrant issued to Nielsen Media
                              Research, expiring December 31, 2001
        10.11(3)            Common Stock Purchase Warrant issued to Nielsen Media
                              Research, expiring December 31, 2004
        10.12(3)            Common Stock Purchase Agreement between Registrant and
                              ACNielsen eRatings.com, dated as of September 22, 1999
        10.13(3)            Rights Agreement among Registrant, ACNielsen Corporation and
                              ACNielsen eRatings.com, dated as of September 22, 1999
        10.14(3)            Stockholders Agreement among Registrant, ACNielsen
                              Corporation and ACNielsen eRatings.com, dated as of
                              September 22, 1999
        10.15(3)            Operating Agreement between Registrant and ACNielsen
                              eRatings.com, dated as of September 22, 1999
        10.16(3)            Software License Agreement between Registrant and Nielsen
                              Media Research, dated as of August 15, 1999
        10.17(3)            Panel Maintenance Agreement between Registrant and Nielsen
                              Media Research, dated as of August 15, 1999
        10.18(3)            Software License Agreement between Registrant and ACNielsen
                              eRatings.com, dated as of September 22, 1999
        10.19(3)            Support Services Agreement between Registrant and AboveNet
                              Communications, dated as of February 26, 1999
        10.20(3)            Letter agreement between Registrant and ACNielsen, dated as of September 22, 1999
        10.21               Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended)
        27.1                Financial Data Schedule

------------------------

* Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference to Exhibit 3.3 to Registrant's Form S-1 Registration Statement (No. 333-87717), which became effective on December 8, 1999 (the "1999 Registration Statement").

(2) Incorporated by reference to Exhibit 3.4 to the 1999 Registration Statement.

(3) Incorporated by reference to identically numbered exhibit to the 1999 Registration Statement.