Form 10-Q
period 2000-03-31
NETRATINGS INC
filed 2000-05-11
CIK 1095480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-27907

                            ------------------------

                                NETRATINGS, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     77-0461990
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation of organization)                     Identification No.)

          890 HILLVIEW COURT
         MILPITAS, CALIFORNIA
    (Address of principal executive                           95035
               offices)                                     (Zip Code)

       Registrant's telephone number, including area code: (408) 957-0699

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 10, 2000, WAS 32,222,517.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NETRATINGS, INC.

                                FORM 10-Q INDEX

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
          Condensed Balance Sheets--March 31, 2000 (Unaudited) and
            December 31, 1999.........................................     3
          Condensed Statements of Operations--Three months ended
            March 31, 2000 and 1999 (Unaudited).......................     4
          Condensed Statements of Cash Flows--Three months ended
            March 31, 2000 and 1999 (Unaudited).......................     5
          Notes to Condensed Financial Statements.....................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     8

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    21

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    22
Item 2.   Changes in Securities and Use of Proceeds...................    22
Item 6.   Exhibits and Reports on Form 8-K............................    23

          Signatures..................................................    24
          Index to Exhibits...........................................    25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                NETRATINGS, INC.
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (Unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $128,342       $319,325
  Short-term investments....................................    202,283         12,931
  Accounts receivable, net..................................      5,007          2,550
  Prepaid expenses and other current assets.................      1,812            885
                                                               --------       --------
    Total current assets....................................    337,444        335,691
Property and equipment, net.................................      1,664            916
Other assets................................................      1,360            192
                                                               --------       --------
                                                               $340,468       $336,799
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  1,254       $  1,646
  Accrued liabilities.......................................      2,668          1,393
  Deferred revenue..........................................      6,996          3,444
  Notes payable and capital lease obligations,
    current portion.........................................        168            253
  Amounts due to Nielsen Media Research.....................      2,381          1,537
                                                               --------       --------
    Total current liabilities...............................     13,467          8,273
Notes payable and capital lease obligations,
    long-term portion.......................................        138            265
Commitments and contingencies...............................

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001:
    Authorized shares: 86,851,000
      Issued and outstanding shares: 32,118,000 at
      December 31, 1999 and 32,220,174 at March 31, 2000....   $     32       $     32
  Additional paid-in capital................................    398,508        398,485
  Deferred compensation and other costs.....................    (43,696)       (46,574)
  Notes receivable from stockholder.........................       (128)          (128)
  Accumulated other comprehensive loss......................       (282)           (28)
  Accumulated deficit.......................................    (27,571)       (23,526)
                                                               --------       --------
    Total stockholders' equity..............................    326,863        328,261
                                                               --------       --------
                                                               $340,468       $336,799
                                                               ========       ========

           See accompanying notes to condensed financial statements.

                                NETRATINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenue.....................................................  $ 3,101    $   166
Cost of revenue.............................................    2,958      1,031
                                                              -------    -------
Gross profit (loss).........................................      143       (865)

Operating expenses:
  Research and development..................................    1,522        428
  Sales and marketing.......................................    3,860        490
  General and administrative................................      920        256
  Stock-based compensation..................................    2,879         71
                                                              -------    -------
    Total operating expenses................................    9,181      1,245
                                                              -------    -------
Loss from operations........................................   (9,038)    (2,110)
Interest income (expense), net..............................    4,993        (67)
                                                              -------    -------
Net loss....................................................  $(4,045)   $(2,177)
                                                              =======    =======

Basic and diluted net loss per common share.................  $ (0.13)   $ (1.23)
                                                              =======    =======

Shares used to compute basic and diluted net loss per common
share.......................................................   31,576      1,767
                                                              =======    =======

Pro forma basic and diluted net loss per common share.......  $ (0.13)   $ (1.09)
                                                              =======    =======

Shares used to compute pro forma basic and diluted
   net loss per common share................................   31,576      2,005
                                                              =======    =======

         See accompanying notes to the condensed financial statements.

                                NETRATINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                ($ IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities.........  $    926   $(1,153)
                                                              --------   -------
INVESTING ACTIVITIES
  Acquisition of property and equipment.....................      (898)     (287)
  Investment in joint venture...............................    (1,215)       --
  Purchase of short term investments........................  (428,666)       --
  Sale of short term investments............................   239,060        --
                                                              --------   -------
Net cash used in investing activities.......................  (191,719)     (287)
                                                              --------   -------
FINANCING ACTIVITIES
Net cash (used in) provided by financing activities.........      (190)      497
                                                              --------   -------
  Net decrease in cash and cash equivalents.................  (190,983)     (943)
Cash and cash equivalents at beginning of period............   319,325     1,343
                                                              --------   -------
Cash and cash equivalents at end of period..................  $128,342   $   400
                                                              ========   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Property and equipment acquired under capital lease
    obligations.............................................  $     --   $   123
                                                              ========   =======

         See accompanying notes to the condensed financial statements.

                                NETRATINGS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying financial statements of NetRatings have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statement prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 1999 has been derived from the audited financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings' annual report on Form 10-K for the fiscal year ended December 31, 1999.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. LITIGATION

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against us in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we have breached our obligations under the agreement by failing to pay PaineWebber a fee based upon our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for this offering. The complaint seeks damages in the aggregate amount of not less than $1.9 million and reimbursement for PaineWebber's attorneys' fees relating to the dispute. At this stage of the litigation, we have filed a partial answer and a partial motion to dismiss the complaint. PaineWebber has filed a motion for summary judgment as to liability on all of its claims and we have filed a Memorandum of Law in opposition to this motion. We believe, based on consultation with our counsel, that we have substantial defenses to PaineWebber's claims, and we intend to defend the lawsuit vigorously. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

3. COMPREHENSIVE INCOME

    The components of comprehensive loss, net of related tax, are as follows ($ in thousands):

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
Net loss....................................................      $(4,045)      $(2,177)
Unrealized loss on short-term investments...................         (253)           --
                                                                  -------       -------
Comprehensive loss..........................................      $(4,298)      $(2,177)
                                                                  =======       =======

4. NET LOSS PER SHARE OF COMMON STOCK

    The calculation of historical and pro forma basic and diluted net loss per share is as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
(in thousands, except per share data)                            2000           1999
                                                              -----------   ------------
HISTORICAL:
Net loss....................................................    $(4,045)      $(2,177)
Weighted-average shares of common stock outstanding.........     32,144         3,113
Less: weighted-average shares subject to repurchase.........        567         1,346
Weighted-average shares of common stock outstanding used in
  computing basic and diluted net loss per share............     31,577         1,767
Basic and diluted net loss per common share.................    $ (0.13)      $ (1.23)

PRO FORMA
Net Loss....................................................    $(4,045)      $(2,177)
Weighted-average shares used in computing basic and diluted
  net loss per common share.................................     31,576         1,767
Adjustment to reflect the effect of the assumed conversion
  of preferred stock from the date of issuance..............         --           238
Weighted average shares used in computing pro forma basic
  and diluted net loss per common share.....................     31,576         2,005
Pro forma basic and diluted net loss per common share.......    $ (0.13)      $ (1.09)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER SUBSTANTIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT OUR PERFORMANCE" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

    We were incorporated in July 1997 to provide Internet audience measurement information and analysis. From our founding through the launch of our initial NetRatings service offering in March 1998, we were primarily engaged in research activities, developing our initial products and services, raising capital, and building our business infrastructure. Our initial service offering utilized a Web-based panel selection methodology, a relatively small audience panel, and an early version of our data collection software. In October 1998, we established our strategic relationship with Nielsen Media Research. Through this relationship, we began developing an expanded Internet audience panel based on the Nielsen Media Research audience sampling methodology and enhanced versions of our software. In March 1999 we launched our Nielsen//NetRatings brand of product and service offerings in the United States.

    In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan KK. In March, 2000 we invested approximately $1.2 million in NetRatings Japan KK. As of March 31, 2000 we held a 26.4% direct ownership interest in NetRatings Japan KK. NetRatings Japan KK is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, ACNielsen eRatings, in which we held a 19.9% ownership interest as of March 31, 2000, we have developed Internet audience measurement panels based in Australia, Ireland, New Zealand, Singapore, and the United Kingdom and currently plan to establish audience panels in Austria, Brazil, Denmark, Finland, Germany, Italy, Norway, Sweden, and Switzerland by the end of 2000. As part of this joint venture, ACNielsen is responsible for the costs related to the development of panels outside of the United States and Canada.

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of March 31, 2000. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. The joint venture plans to introduce Nielsen//NetRatings branded products and services to the French market in the second quarter of 2000

    We generate revenue from the sale of our Internet audience measurement products and services. Through March 31, 2000, our information and analytical products and services, which include our Audience Measurement service, E-Commerce Strategies service, Internet Investment Strategies service, Internet Media Strategies service, and Local Market service, have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a small portion of our revenue from the sale of custom research services. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base has increased from 255 customers as of December 31, 1999 to more than 425 customers worldwide as of March 31, 2000.

    Cost of revenue consists primarily of expenses related to the recruitment and maintenance of our audience measurement panels and they are expensed as incurred. Accordingly, cost of revenue is not directly related to revenue or subscriptions generated in a given period and is higher in periods in which we are involved in significant panel development activities. We believe that the continued development and enhancement of audience panels is essential to the long-term expansion of our business. We are currently working with Nielsen Media Research to expand the scope and size of our existing panel of domestic at-home Internet users from approximately 43,000 at March 31, 2000 to approximately 50,000 by December 31, 2000. In addition, we have developed a domestic panel of at-work users which consisted of approximately 8,000 users at March 31, 2000 and is projected to increase to approximately 10,000 members by December 31, 2000. We expect that costs of revenue will increase in future periods as we continue to develop and enhance our audience measurement panels and add additional panel infrastructure to support the growth of our services.

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

    Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople, commissions paid to Nielsen Media Research and our international joint ventures, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. We intend to expand our sales force in conjunction with our domestic expansion and to support our international joint ventures. We also intend to increase our marketing activities to enhance the awareness of the Nielsen//NetRatings brand and our products and services. We therefore expect that sales and marketing expenses will increase significantly in future periods.

    General and administrative expenses consist primarily of salaries and related costs for executive, finance, accounting, and other administrative personnel, in addition to professional fees, provisions for doubtful accounts, and other general corporate expenses. We expect that general and administrative expenses will increase in absolute dollars in the future as we add personnel and information systems to support expanding operations, incur additional costs related to the growth of our business, and assume the reporting requirements of a public company.

    Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments balances. Interest expense relates primarily to the interest charges incurred in connection with our credit facilities. We anticipate the interest income will increase substantially in 2000 as compared to 1999 due to the increase in cash and cash equivalents and short term investments resulting from the completion of our initial public offering and private placement transaction in December 1999.

    In connection with the grant of certain stock options to employees, we recorded non-cash stock-based compensation charges of $3.9 million as of the year ended December 31, 1999, representing the difference between the exercise price of these options and the fair value of our common stock as of the date of grant. We have not recorded any additional non-cash stock-based compensation charges during any period following our initial public offering. These amounts are being amortized over the respective vesting periods of the options using a graded vesting method. Simultaneously with the Series C Preferred Stock financing in August 1999, we entered into additional agreements with Nielsen Media Research governing our strategic relationship with it. We also issued two warrants to Nielsen Media Research, with respect to which we recorded non-cash stock-based compensation charges of $46.7 million for the year ended
December 31, 1999 representing the Black-Scholes value of these warrants. We have not recorded any additional non-cash stock-based compensation charges as of the three months ended March 31, 2000.

These charges are being amortized over five years. We recognized non-cash amortization of these stock compensation charges of $5.3 million for the year ended December 31, 1999 and $2.9 million for the three months ended March 31, 2000.

    We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $17.9 million for the year ended December 31, 1999, and $4.0 million for the three months ended March 31, 2000. Our accumulated deficit at March 31, 2000 was $27.6 million. We intend to invest heavily to expand our audience panels, strengthen our direct sales force, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. SEE "FACTORS THAT MAY AFFECT OUR PERFORMANCE--WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY."

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 1,768% from $166,000 for the three months ended March 31, 1999 to $3.1 million for the three months ended March 31, 2000. Sales of our information and analytical products and services accounted for substantially all of the revenue for each of the three months ended March 31, 1999 and 2000. The increase in revenue was primarily due to the introduction of our Nielsen//NetRatings service in March 1999 and additional product and service offerings that resulted in a substantial increase in the number of our customers. For the three months ended March 31, 2000, our audience measurement service ("AMS") comprised 67% of our revenue, our suite of analytical services accounted for 21%, and international royalties related to the sale of our AMS Services by our ACNielsen eRatings joint venture accounted for the remaining 12%. During the three months ended March 31, 2000, no customer accounted for more than 10% of our revenue.

    COST OF REVENUE. Cost of revenue increased 187% from $1.0 million, or 621% of revenue for the three months ended March 31, 1999 to $3.0 million, or 95% of revenue for the three months ended March 31, 2000. This increase primarily reflected costs incurred in 2000 relating to the development of both the Nielsen//NetRatings domestic home audience measurement panel, which has increased from 9,000 members at March 31, 1999 to 43,000 at March 31, 2000, the development costs related to the creation of our domestic work panel which currently consists of approximately 8,000 members and initial costs related to the development of our Canadian home audience measurement panel.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 256% from $428,000, or 258% of revenue for the three months ended March 31, 1999 to $1.5 million, or 49% of revenue for the three months ended March 31, 2000. The increase was primarily due to a four-fold increase in the number of employees engaged in research and development.

    SALES AND MARKETING. Sales and marketing expenses increased 688% from $490,000, or 295% of revenue for the three months ended March 31, 1999 to $3.9 million, or 124% of revenue for the three months ended March 31, 2000. This increase was primarily attributable to sales commissions related to a significant increase in revenue, a five-fold increase in the number of direct sales and marketing employees and increased costs related to the promotion of our products and services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 259% from $256,000, or 154% of revenues for the three months ended March 31, 1999 to $920,000, or 30% of revenues for the three months ended March 31, 2000. This increase was primarily related to an increase in the number of administrative personnel to support our expanded operations, expansion of our facilities, and non-recurring legal fees. The decrease in general and administrative costs as a percentage of revenue was due primarily to revenue increasing at a greater rate than expenses.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, increased from $67,000 of net interest expense for the three months ended March 31, 1999 to $5.0 million of net interest income for the three months ended March 31, 2000. Net interest income increased due to the addition of $331 million in cash and cash equivalents and short-term investments resulting from our initial public offering and private placement transaction with Nielsen Media Research. See further discussion of these transactions in "Liquidity and Capital Resources."

    NET LOSS. Net loss increased 86% from $2.2 million, or 1,311% of revenue for the three months ended March 31, 1999 to $4.0 million, or 130% of revenue for the three months ended March 31, 2000. This increase was primarily due to an increase in stock based compensation expenses. Excluding these non-cash stock based compensation charges, net loss for the three months ended March 31, 2000 decreased 45% as compared to the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments increased from $400,000 at March 31, 1999 to $330.6 million at March 31, 2000, an increase of $330.2 million. The increase is primarily a result of our initial public offering in December 1999, which generated net proceeds of $71.1 million, as well as a private placement in December 1999 with Nielsen Media Research, which resulted in net cash proceeds of $235.9 million. The private placement included the exercise of warrants by Nielsen Media Research as well as the purchase of 10,040,000 shares of our common stock at the initial public offering price of $17.00 per share.

    Investing activities used cash of $287,000 in the three months ended March 31, 1999 due to capital expenditures. Our investing activities used cash of $192 million in the three months ended March 31, 2000 due to capital expenditures of $898,000, investments in an international joint venture of $1.2 million, and net purchases of short-term investments of $190 million. Although we had no material capital expenditure commitments at March 31, 2000 we anticipate that capital expenditures will increase significantly during the remainder of 2000 due to the anticipated growth in operations, infrastructure, and personnel both domestically and internationally.

    We have a total $1.2 million equipment line of credit with Venture
Lending & Leasing. Funds borrowed under the line of credit are secured by all of our tangible assets and bear interest at an annual rate of 8%. As of March 31, 2000 we had utilized approximately $500,000 under the line of credit. In addition, we have a $1 million commercial line of credit with Heritage Bank of Commerce. Borrowings under this line are secured by our business assets other than those securing our equipment loans and bear interest at the bank's prime interest rate, which was 8.75% as of March 31, 2000. We also have a $350,000 line of credit with Heritage Bank of Commerce to fund equipment purchases. Any advances under this equipment line mature 36 months following funding and bear interest at the bank's prime rate. Our credit agreement with Heritage Bank contains certain financial covenants, including minimum liquidity at or above $5 million, tangible net worth of $10 million, and debt to tangible net worth ratio of 1-to-1. As of March 31, 2000, we were in compliance with all of these covenants. As of March 31, 2000, we had no outstanding balances on the credit facilities with Heritage Bank of Commerce.

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

FACTORS THAT MAY AFFECT OUR PERFORMANCE

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

    We have experienced operating losses in each quarter since inception. We incurred net losses of $17.9 million for the year ended December 31, 1999, $4.0 million for the three months ended March 31, 2000, and as of March 31, 2000, our accumulated deficit was $27.6 million. We intend to make significant expenditures related to panel development and maintenance, marketing, hiring of additional personnel, and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent periods, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

    We were incorporated in July 1997 and did not start generating revenue until the quarter ended March 31, 1998. We introduced our Nielsen//NetRatings Internet audience measurement service in the quarter ended March 31, 1999. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early- stage business in an evolving market, many of which may be beyond our control, including:

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

    - the amount and timing of costs related to changes in the size or composition of our at home and at work panels, particularly as a result of turnover among panel members;

    - changes in demand for our products and services due to the announcement or introduction of new products and services by us or our competitors;

    - changes in the pricing of our products and services in light of the services and pricing offered by our competitors;

    - the impact of possible acquisitions or equity investments both on our operations and on our reported operating results due to associated accounting charges; and

    - technical difficulties or service interruptions that significantly harm our ability to deliver our products and services on schedule.

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

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

    The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services, our principal competitor is Media Metrix. Competition in Internet audience measurement is also offered by PCData, Inc. in the United States. Internationally, we face competition from NetValue, a French company which began providing audience measurement services in Europe and has announced that it will soon begin providing such services in the United States. We are not aware of any other significant competitors in this market, although we expect competition to intensify in the future. With respect to the provision of analytical services, we compete with companies such as Forrester Research, Gartner Group and Jupiter Communications that provide Internet market research and industry analysis based on data derived from surveys.

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

    We believe that the principal competitive factors in our market are:

    - the development of independent, reliable measurement panels based on a proven sampling methodology that are representative of the entire target audience;

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

    Our audience measurement data is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panels in the United States and Canada have been developed by, and will be maintained by, Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies which we intend to employ in geographic locations outside of the United States, Canada, and Japan will be developed and maintained by ACNielsen as part of our joint venture with that company. Any failure on the part of Nielsen Media Research or ACNielsen to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

    We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals to account for an increasing proportion of our revenue. Any unexpectedly-low renewal rates would harm our operating results and could prevent us from becoming profitable. Because of our limited operating history, our historical renewal rates are not meaningful, and accordingly, we have no historical basis for projecting the rate at which our customers will renew their subscriptions and initial renewal results are based on a limited number of customers. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers could cause a decline in renewal rates for our products and services.

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

OUR BRAND IS DEPENDENT ON THE REPUTATIONS OF THIRD PARTIES OVER WHICH WE HAVE NO CONTROL

    The strength of the Nielsen//NetRatings brand is also closely dependent on the reputations of Nielsen Media Research and ACNielsen and the strength of their brands. Therefore, any negative publicity generated by Nielsen Media Research or ACNielsen, whether or not directly related to any Nielsen// NetRatings branded products or services, as well as any erosion of the strength of either of their brands, will adversely affect our own brand identity.

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

OUR PLANNED INTERNATIONAL EXPANSION COULD FAIL

    Our current strategy includes expansion of our services to measure Internet audiences outside the United States and Canada. Through our joint venture with ACNielsen, we have developed audience measurement panels in Australia, Ireland, New Zealand, Singapore, and the United Kingdom and we plan to develop panels in Austria, Brazil, Denmark, Finland, France, Germany, Italy, Norway, Sweden, and Switzerland by the end of 2000. Our expansion into international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international expansion will depend on our ability to:

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

THE SUCCESS OF OUR INTERNATIONAL EXPANSION WILL BE LARGELY DEPENDENT ON THE EFFORTS OF ACNIELSEN AND OUR WORKING RELATIONSHIP WITH ACNIELSEN

    The challenges we face in expanding internationally require skills and expertise in foreign countries that we do not currently have. To enable us to expand globally in a rapid timeframe, we have entered into a joint venture with ACNielsen, which controls 80.1% of the joint venture. ACNielsen has agreed to fund all of the venture's panel development costs in the countries initially targeted by the joint venture, which will be determined by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. After this initial stage, however, we may be required to either contribute additional capital to the joint venture or to allow ACNielsen to make such capital contributions unilaterally with resulting dilution of our ownership interest in the venture. Moreover, because all of the initial countries to be targeted by the joint venture have not yet been determined by the operating committee, we cannot predict what proportion of overall panel development costs we will be required to contribute. Accordingly, we could be subject to unanticipated costs or dilution of our ownership interest as a result of actions by the operating committee to limit the countries that are part of the initial roll-out of the joint venture's operations. Furthermore, if we encounter significant problems in our working relationship with ACNielsen, or if our joint venture is ineffectively managed, our international expansion is likely to fail.

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

    Our future success will depend in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is considerable uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. In addition, most current and potential publishers of content on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites. Because of the foregoing factors, among others, the market for Internet advertising may not continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, our business will suffer.

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

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF ANY OF OUR EXECUTIVE
OFFICERS

    Our future success depends to a significant extent on the continued service of our executive officers, who currently consist of David J. Toth, Charles L. ("Tim") Meadows, Simon Chen, Jack R. Lazar and Frank Sammann. The loss of the services of any of our executive officers could harm our business. We have no employment agreements with any of our key personnel, and should we enter into such agreements in the future, they may be ineffective in preventing a key employee from leaving our company

SYSTEM FAILURES OR DELAYS MAY HARM OUR BUSINESS, AND OUR FACILITIES AND INTERNAL COMPUTER OPERATIONS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED LOSSES

    Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network could impede the processing of data, customer orders and day-to-day management of our business and could result in the corruption or loss of data. To date, we have not experienced any significant system failures.

    Our internal computer operations are located in leased facilities in San Jose, California, in an area that is susceptible to earthquakes. We do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, if this location experienced a system failure, our online services would become unavailable to our customers until we were able to bring an alternative facility online, a process which could take several weeks. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. We intend to develop back-up systems outside of San Jose, however, as we replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

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

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against us in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we have breached our obligations under the agreement by failing to pay PaineWebber a fee based upon our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for our initial public offering. The complaint seeks damages in the aggregate amount of not less than $1.9 million and reimbursement for PaineWebber's attorneys' fees relating to the dispute. At this stage of the litigation, we have filed a partial answer and a partial motion to dismiss the complaint. PaineWebber has filed a motion for summary judgment as to liability on all of its claims and we have filed a Memorandum of Law in opposition to this motion. We intend to defend the lawsuit vigorously. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming.

The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

    We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. We have applied for U.S. patents with respect to our BannerTrack advertising tracking technology. We have applied to register the NetRatings, NetRatings Insight, NetRatings Online Observer, BannerTrack and CommerceTrack trademarks in the United States. We have undertaken only limited actions to protect our trademarks, servicemarks or tradenames outside of the United States and we have not registered our copyrights. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

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

ANY ACQUISITIONS OR EQUITY INVESTMENTS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR HARM OUR OPERATING RESULTS

    We may acquire or make equity investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of March 31, 2000, we had cash and cash equivalents and short-term investments of $330.6 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our cash and cash equivalents and short-term investments. Our outstanding notes payable and capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against us in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we have breached our obligations under the agreement by failing to pay PaineWebber a fee based upon our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for this offering. The complaint seeks damages in the aggregate amount of not less than $1.9 million and reimbursement for PaineWebber's attorneys' fees relating to the dispute. At this stage of the litigation, we have filed a partial answer and a partial motion to dismiss the complaint. PaineWebber has filed a motion for summary judgment as to liability on all of its claims and we have filed a Memorandum of Law in opposition to this motion. We believe, based on consultation with our counsel, that we have substantial defenses to PaineWebber's claims, and we intend to defend the lawsuit vigorously. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    During the three months ended March 31, 2000, NetRatings issued an aggregate of 101,665 shares of common stock pursuant to stock option exercises under its 1998 Stock Plan for an aggregate purchase price of $21,916.50. Such issuances were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts related to compensation.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    The effective date of the our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-87717) relating to the our initial public offering of our common stock, was December 8, 1999. A total of 4,600,000 shares of our common stock were sold at a price of $17.00 per share, for an aggregate offering price of $78,200,000 to an underwriting syndicate led by Lehman Brothers, Banc of America Securities, LLC, CIBC World Markets, and C.E. Unterberg, Towbin. The offering commenced on December 8, 1999. The initial public offering resulted in net proceeds of $71.1 million after deducting $5.0 million in underwriting discounts and offering expenses of $1.6 million. From the time of receipt through March 31, 2000, we did not use any of the proceeds from such offering and all such proceeds are included with cash, cash equivalents and short-term investments. None of the proceeds were used to make payments, either direct or indirect, to directors or officers of NetRatings or their associates, or, 10% stockholders or affiliates of NetRatings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27.1  Financial Data Schedule

(b)    Reports on Form 8-K

       On January 5, 2000, we filed a report on Form 8-K, pursuant to Items 1 and 7 of such Form, regarding a change in control of the Company resulting from the acquisition of our Common
       Stock by Nielsen Media Research.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized on May   , 2000.

                                                       NETRATINGS INC.

                                                       By:  /s/ JACK R. LAZAR
                                                            -----------------------------------------
                                                            Jack R. Lazar
                                                            VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                            AND SECRETARY (PRINCIPAL ACCOUNTING AND
                                                            FINANCIAL OFFICER)

                                                       By:  /s/ DAVID J. TOTH
                                                            -----------------------------------------
                                                            David J. Toth
                                                            CHIEF EXECUTIVE OFFICER, PRESIDENT,
                                                            AND DIRECTOR

                                 EXHIBIT INDEX

27.1    Financial Data Schedule