Form 10-Q
period 2000-06-30
NETRATINGS INC
filed 2000-08-14
CIK 1095480

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 10, 2000, WAS 32,484,874.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NETRATINGS, INC.

                                FORM 10-Q INDEX

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
          Condensed Balance Sheets--June 30, 2000 (Unaudited) and
            December 31, 1999.........................................     3
          Condensed Statements of Operations--Three and Six months
            ended June 30, 2000 and 1999 (Unaudited)..................     4
          Condensed Statements of Cash Flows--Six months ended
            June 30, 2000 and 1999 (Unaudited)........................     5
          Notes to Condensed Financial Statements.....................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     8

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    22

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    23
Item 2.   Changes in Securities and Use of Proceeds...................    23
Item 4.   Submission of Matters to a Vote of Security Holders.........    23
Item 6.   Exhibits and Reports on Form 8-K............................    23

          Signatures..................................................    24
          Index to Exhibits...........................................    25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                NETRATINGS, INC.
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (Unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $166,084       $319,325
  Short-term investments....................................    166,929         12,931
  Accounts receivable, net..................................      5,324          2,550
  Prepaid expenses and other current assets.................      3,684            885
                                                               --------       --------
    Total current assets....................................    342,021        335,691
Property and equipment, net.................................      2,889            916
Other assets................................................      1,215            192
                                                               --------       --------
                                                               $346,125       $336,799
                                                               ========       ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  1,941       $  1,646
  Accrued liabilities.......................................      5,082          1,393
  Deferred revenue..........................................     10,078          3,444
  Notes payable and capital lease obligations,
    current portion.........................................        171            253
  Amounts due to Nielsen Media Research.....................      3,176          1,537
                                                               --------       --------
    Total current liabilities...............................     20,448          8,273
Notes payable and capital lease obligations,
    long-term portion.......................................        119            265
Commitments and contingencies...............................

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001:
    Authorized shares: 86,851,000
      Issued and outstanding shares: 32,118,000 at
      December 31, 1999 and 32,265,419 at June 30, 2000....   $      32       $     32
  Additional paid-in capital................................    398,452        398,485
  Deferred compensation and other costs.....................    (40,910)       (46,574)
  Notes receivable from stockholder.........................       (128)          (128)
  Accumulated other comprehensive loss......................       (448)           (28)
  Accumulated deficit.......................................    (31,440)       (23,526)
                                                               --------       --------
    Total stockholders' equity..............................    325,558        328,261
                                                               --------       --------
                                                               $346,125       $336,799
                                                               ========       ========

           See accompanying notes to condensed financial statements.

                                NETRATINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                                --------------------     --------------------
                                                  2000       1999           2000       1999
                                                --------   --------      --------   --------
Revenue.......................................  $ 4,697    $   476       $ 7,798    $   642
Cost of revenue...............................    3,143      1,125         6,101      2,156
                                                --------   --------      --------   --------
Gross profit (loss)...........................    1,554       (649)        1,697     (1,514)

Operating expenses:
  Research and development....................    1,539        695         3,061      1,123
  Sales and marketing.........................    4,308        883         8,168      1,373
  General and administrative..................    1,194        253         2,114        509
  Stock-based compensation....................    2,706      1,068         5,585      1,139
                                                --------   --------      --------   --------
    Total operating expenses..................    9,747      2,899        18,928      4,144
                                                --------   --------      --------   --------
Loss from operations..........................   (8,193)    (3,548)      (17,231)    (5,658)
Loss from joint ventures......................     (912)        --          (912)        --
Interest income (expense), net................    5,236        (55)       10,229       (122)
                                                --------   --------      --------   --------
Net loss......................................  $(3,869)   $(3,603)      $(7,914)   $(5,780)
                                                =======    =======       =======    =======
Basic and diluted net loss per common share...  $ (0.12)   $ (1.80)      $ (0.25)   $ (3.07)
                                                =======    =======       =======    =======
Shares used to compute basic and diluted net
loss per common share.........................   31,731      2,000        31,653      1,883
                                                =======    =======       =======    =======
Pro forma basic and diluted net loss per
common share..................................  $ (0.12)   $ (1.61)      $ (0.25)   $ (2.73)
                                                =======    =======       =======    =======
Shares used to compute pro forma basic and
diluted net loss per common share.............   31,731      2,238        31,653      2,121
                                                =======    =======       =======    =======

         See accompanying notes to the condensed financial statements.

                                NETRATINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                ($ IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES

Net cash provided by (used in) operating activities.........  $  4,046   $(1,652)
                                                               --------   -------
INVESTING ACTIVITIES
  Acquisition of property and equipment.....................    (2,370)     (241)
  Investment in joint venture...............................    (1,229)       --
  Loss on investment in joint venture.......................       912        --
  Purchase of short term investments........................  (597,016)       --
  Sale of short term investments............................   442,598        --
                                                              --------   -------
Net cash used in investing activities.......................  (157,105)     (241)
                                                              --------   -------
FINANCING ACTIVITIES
  Proceeds from exercise of options.........................        46         6
  Proceeds from convertible notes payable to Nielsen Media
         Research...........................................        --     1,000

  Proceeds from equipment financing.........................        --       258
  Principal payments on capital lease obligations
         and notes payable..................................      (228)      (36)
                                                              --------   -------
Net cash (used in) provided by financing activities.........      (182)    1,228
                                                              --------   -------
  Net decrease in cash and cash equivalents.................  (153,241)     (665)
Cash and cash equivalents at beginning of period............   319,325     1,343
                                                              --------   -------
Cash and cash equivalents at end of period..................  $166,084   $   678
                                                              ========   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Property and equipment acquired under capital lease
    obligations.............................................  $     --   $   123
                                                              ========   =======

         See accompanying notes to the condensed financial statements.

                                NETRATINGS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1. BASIS OF PRESENTATION

    The accompanying financial statements of NetRatings have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings' annual report on Form 10-K for the fiscal year ended December 31, 1999.

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for such periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any future period.

2. RECENT PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal year 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

3. LITIGATION

     On November 4, 1999, PaineWebber Incorporated, "PaineWebber," filed a lawsuit against us in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we have breached our obligations under the agreement by failing to pay PaineWebber a fee based upon our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for our initial public offering.

    On June 28, 2000 the court ruled in our favor in connection with our motion to dismiss PaineWebber's claims that we improperly failed to retain PaineWebber as a managing underwriter in our initial public offering but granted PaineWebber's motion for summary judgment as to our liability on the claim that we failed to pay PaineWebber a fee based upon our sale of equity securities to Nielsen Media Research.

     Unless either party appeals the ruling, the case will next proceed to a trial or inquist as to the amount of damages which we will be required to pay PaineWebber. Although the complaint originally sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, in recent communications, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $2.9 million. We intend to continue to vigorously dispute PaineWebber's damage analysis. We have not yet determined whether or not we will appeal the court's summary judgment ruling, nor do we know whether PaineWebber will appeal the ruling in our favor on our motion to dismiss.

    Regardless of our decision regarding appeal of the ruling, we expect to incur substantial additional legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming and at this time we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

4. LOSS ON JOINT VENTURES

    Loss from joint ventures represents an accrual for future capital contributions to our ACNielsen eRatings joint venture as well as the write down of certain joint venture investments for our pro rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock."

5. COMPREHENSIVE LOSS

    The components of comprehensive loss are as follows ($ in thousands):

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                        -------------------         -------------------
                                          2000       1999             2000       1999
                                        --------   --------         --------   --------
Net loss..............................  $(3,869)   $(3,603)         $(7,914)   $(5,780)
Unrealized loss on short-term
  investments.........................     (167)        --             (420)        --
                                        --------   --------         --------   --------
Comprehensive loss....................  $(4,036)   $(3,603)         $(8,334)   $(5,780)
                                        ========   ========         ========   ========

6. NET LOSS PER SHARE OF COMMON STOCK

    The calculation of historical and pro forma basic and diluted net loss per share is as follows:

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                          -------------------       -------------------
(in thousands, except per share data)       2000       1999           2000       1999
                                          --------   --------       --------   --------
HISTORICAL:
Net loss................................  $(3,869)   $(3,603)        $(7,914)  $(5,780)
Weighted-average shares of common
  stock outstanding.....................   32,252      3,151          32,197     3,132
Less: weighted-average shares subject
      to repurchase.....................      521      1,151             544     1,249
Weighted-average shares of common
  stock outstanding used in computing
  basic and diluted net loss per share..   31,731      2,000          31,653     1,883
Basic and diluted net loss per common
  share......... .......................  $ (0.12)   $ (1.80)        $ (0.25)  $ (3.07)

PRO FORMA
Net Loss................................  $(3,869)   $(3,603)        $(7,914)  $(5,780)
Weighted-average shares of common stock
  outstanding used in computing basic
  and diluted net loss per common
  share.................................   31,731      2,000          31,653     1,883
Adjustment to reflect the effect of the
  assumed conversion of preferred stock
  from the date of issuance.............       --        238              --       238
Weighted average shares used in computing
  pro forma basic and diluted net loss
  per common share......................   31,731      2,238          31,653     2,121
Pro forma basic and diluted net loss per
  common share..........................  $ (0.12)   $ (1.61)        $ (0.25)  $ (2.73)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT OUR PERFORMANCE" SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN ADDITION, REPORTED RESULTS SHOULD NOT BE CONSIDERED AN INDICATION OF FUTURE PERFORMANCE. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

    We were incorporated in July 1997 to provide Internet audience measurement information and analysis. From our founding through the launch of our initial NetRatings service offering in March 1998, we were primarily engaged in research activities, developing our initial products and services, raising capital, and building our business infrastructure. Our initial service offering utilized a Web-based panel selection methodology, a relatively small audience panel, and an early version of our data collection software. In October 1998, we established our strategic relationship with Nielsen Media Research. Through this relationship, we began developing an expanded Internet audience panel based on the Nielsen Media Research audience sampling methodology and enhanced versions of our software. In March 1999 we launched our Nielsen//NetRatings brand of product and service offerings in the United States and in June 2000 we began providing data based on our Canadian panel.

    In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan. In March, 2000 we invested approximately $1.2 million in NetRatings Japan. As of June 30, 2000 we held a 26% direct ownership interest in NetRatings Japan. NetRatings Japan is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. In March 2000 NetRatings Japan began providing data based on the Japanese Audience Measurement panel.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, ACNielsen eRatings, in which we held a 19.9% ownership interest as of June 30, 2000, we have developed and released data for Internet audience measurement panels in Australia, Ireland, New Zealand, Singapore, and the United Kingdom. We have developed panels in Italy, Norway, Sweden, Finland and Denmark and are developing panels in Germany, Hong Kong and Brazil. As part of this joint venture, ACNielsen is responsible for the costs related to the initial development of panels outside of the United States, Canada, France, Latin America, and Japan.

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of June 30, 2000. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market.

     Through our strategic relationships and our joint ventures, we now provide the Nielsen//NetRatings service in eight countries and panel development has commenced in an additional nine countries.

    We generate revenue from the sale of our Internet audience measurement products and services. Through June 30, 2000, our information and analytical products and services, which include our Audience Measurement service, E-Commerce Strategies service, Internet Investment Strategies service, Internet Media Strategies service, International Audience Measurement Service, Local Market service, have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a small portion of our revenue from the sale of custom research services. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base has increased from over 425 customers worldwide as of March 31, 2000 to more than 570 customers worldwide as of June 30, 2000.

    Cost of revenue consists primarily of expenses related to the recruitment and maintenance of our US and Canadian audience measurement panels and they are expensed as incurred. Accordingly, such expenses are not directly related to revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs due to our joint ventures recognized ratably over the term of the subsciption agreement, consistent with our revenue policy. We believe that the continued development and enhancement of audience panels is essential to the long-term expansion of our business. We expect that costs of revenue will increase in future periods as we continue to develop and enhance our audience measurement panels and add additional panel infrastructure to support the growth of our services.

    Research and development expenses consist primarily of compensation and related costs for personnel associated with our product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. We also anticipate that additional development resources will be required to support the international activities of our joint ventures as well as planned expansion of our analytical services. Accordingly, we expect that research and development expenses will increase in absolute dollars in future periods.

    Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. We intend to expand our sales force in conjunction with our domestic expansion and to support our international joint ventures. We also intend to increase our marketing activities to enhance the awareness of the Nielsen//NetRatings brand and our products and services. We therefore expect that sales and marketing expenses will increase significantly in future periods.

    General and administrative expenses consist primarily of salaries and related costs for executive, finance, accounting, and other administrative personnel, in addition to professional fees, provisions for doubtful accounts, and other general corporate expenses. We expect that general and administrative expenses will increase in absolute dollars in the future as we add personnel and information systems to support expanding operations, incur additional costs related to the growth of our business and the reporting requirements of a public company.

    In connection with the grant of certain stock options to employees, we recorded non-cash stock-based compensation charges of $3.9 million as of the year ended December 31, 1999, representing the difference between the exercise price of these options and the fair value of our common stock as of the date of grant. These amounts are being amortized over the respective vesting periods of the options using a graded vesting method. Simultaneously with the Series C Preferred Stock financing in August 1999, we entered into additional agreements with Nielsen Media Research governing our strategic relationship with it. We also issued two warrants to Nielsen Media Research, with respect to which we recorded non-cash stock-based compensation charges of $46.7 million for the year ended December 31, 1999 representing the Black-Scholes value of these warrants. These charges are being amortized over five years. We have not recorded any additional non-cash stock-based compensation charges through the period ended June 30, 2000. We recognized non-cash amortization of these stock compensation charges of $5.3 million for the year ended December 31, 1999 and $5.6 million for the six months ended June 30, 2000.

    Loss from joint ventures represents an accrual for future capital contributions to our ACNielsen eRatings joint venture as well as the write down of certain joint venture investments for our pro rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock." We expect the losses related to joint ventures will increase significantly in future periods as we commence services in additional countries and expand our international operations.

    Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments' balances. Interest expense relates primarily to the interest charges incurred in connection with our credit facilities.

    We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $17.9 million for the year ended December 31, 1999, and $7.9 million for the six months ended June 30, 2000. Our accumulated deficit at June 30, 2000 was $31.4 million. We intend to invest heavily to expand our audience measurement panels, strengthen our direct sales force, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. SEE "FACTORS THAT MAY AFFECT OUR PERFORMANCE--WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY."

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

    REVENUE. Revenue was $4.7 million and $7.8 million for the three month and six month periods ended June 30, 2000, respectively, which represent increases of 888% and 1,115% when compared with the corresponding periods in 1999. Sales of our information and analytical products and services accounted for substantially all of the revenue for each of the three month and six month periods ended June 30, 1999 and 2000. The increase in revenue was primarily due to the introduction of our Nielsen//NetRatings service in March 1999 and additional product and service offerings that resulted in a substantial increase in the number of our customers. For the three month and six month period ended June 30, 2000, our audience measurement service ("AMS") comprised 71% and 70% of our revenue, respectively, compared to 92% and 93% in the corresponding periods in 1999; our suite of analytical services accounted for 20% in both periods compared to 8% and 7% in the corresponding periods in 1999; and the revenue from joint venture contracts and international royalties accounted for the remaining 9% and 10% respectively with no international revenue for the corresponding periods in 1999. During the three and six month periods ended June 30, 2000 and 1999, no customer accounted for more than 10% of our revenue.

    COST OF REVENUE. Cost of revenue increased 179% to $3.1 million, or 67% of revenue for the three month period ended June 30, 2000 compared to $1.1 million, or 236% of revenue for the corresponding period in 1999. For the six month period ended June 30, 2000, cost of revenue increased 183% to $6.1 million, or 78% of revenue compared to $2.2 million, or 336% of revenue, for the corresponding period in 1999. The increases primarily reflected costs incurred in 2000 relating to the development of the Nielsen//NetRatings measurement panels and production support of our Nielsen//NetRatings on-line services, at-work audience measurement panel, and the Canadian at-home audience measurement panel and data collection activities related to domestic and Canadian panels.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 121% to $1.5 million, or 33% of revenue for the three month period ended June 30, 2000 compared to $695,000, or 146% of revenue for the corresponding period in 1999. For the six month period ended June 30, 2000, research and development expenses increased 173% to $3.1 million, or 39% of revenue compared to $1.1 million, or 175% of revenue, for the corresponding period in 1999. The increases were primarily due to equipment costs and a three fold increase in the number of employees.

    SALES AND MARKETING. Sales and marketing expenses increased 388% to $4.3 million, or 92% of revenue for the three month period ended June 30, 2000 compared to $883,000, or 186% of revenue for the corresponding period in 1999. For the six month period ended June 30, 2000, sales and marketing expenses increased 495% to $8.2 million, or 105% of revenue compared to $1.4 million, or 214% of revenue, for the corresponding period in 1999. The increases were primarily attributable to commissions related to a significant increase in sales, an increase in the number of sales and marketing employees, and our marketing effort to build the Nielsen//NetRatings brand and enhance the awareness of our products and services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 372% to $1.2 million, or 25% of revenue for the three month period ended June 30, 2000 compared to $253,000, or 53% of revenue for the corresponding period in 1999. For the six month period ended June 30, 2000, general and administrative expenses increased 315% to $2.1 million, or 27% of revenue compared to $509,000, or 79% of revenue, for the corresponding period in 1999. This increase was primarily related to a four fold increase in the number of administrative personnel to support our expanded operations, expansion of our facilities, recurring and non-recurring professional fees and an increase in the provision for doubtful accounts.

    STOCK-BASED COMPENSATION. Stock based compensation expenses increased 154% to $2.7 million for the three month period ended June 30, 2000 compared to $1.1 million for the corresponding period in 1999. For the six month period ended June 30, 2000, stock based compensation expenses increased 390% to $5.6 million compared to $1.1 million for the corresponding period in 1999. The increases primarily related to the grant of certain stock option to employees as well as the issuance of warrants to Nielsen Media Research.

    LOSS FROM JOINT VENTURES. Loss from joint ventures for the three month and six month periods ended June 30, 2000 was $912,000. We did not record any losses related to our joint ventures in the corresponding period in 1999 as the related joint ventures were not operational.

    INTEREST INCOME (EXPENSE), NET. Interest income, net, increased to $5.2 million for the three month period ended June 30, 2000 from $55,000 net interest expense for the corresponding period in 1999. For the six month period ended June 30, 2000, interest income, net increased to $10.2 million from $122,000 of net interest expense for the corresponding period in 1999. Net interest income increased due to the addition of cash and cash equivalents and short-term investments resulting from our initial public offering and private placement transaction with Nielsen Media Research. See further discussion of these transactions in "Liquidity and Capital Resources."

    NET LOSS. For the three month period ended June 30, 2000, our as adjusted net loss, which excludes the amortization of non-cash stock-based compensation, decreased to $1.2 million, or a loss of $0.04 per share on approximately 31.7 million shares outstanding, as compared to a net loss of $2.5 million, or a loss of $1.13 per share on approximately 2.2 million shares outstanding for the corresponding period in 1999. For the six month period ended June 30, 2000, the as adjusted net loss decreased to $2.3 million, or a loss of $.07 per share on approximately 31.7 million shares outstanding, as compared to a net loss of $4.6 million, or a loss of $2.19 per share on approximately 2.1 million shares outstanding for the corresponding period in 1999.

This decrease is primarily due to an increase in revenue recorded and a reduction in cost of revenue as a percentage of revenue, offset by the continued expansion of the Company and the accrued losses on joint venture activity. Including the amortization of non-cash stock-based compensation, the net loss for the three month and six month period ended June 30, 2000 was $3.9 million, or a loss of $0.12 per share, and $7.9 million, or a loss of $0.25 per share, respectively, compared to $3.6 million, or a loss of $1.61 per share, and $5.8 million, or a loss of $2.73 per share, for the corresponding periods in 1999. This increase was primarily due to the amortization of the stock based compensation. Shares outstanding assume the conversion of all preferred stock as if the conversion occurred at the beginning of the period or at date of issuance, if later.

LIQUIDITY AND CAPITAL RESOURCES

    We invest excess cash predominately in debt instruments that are highly liquid, of high quality investment grade, and have maturities of less than one year with the intent to make such funds readily available. Cash and cash equivalents and short-term investments as of December 31, 1999 was $332.2 million and resulted primarily from our initial public offering in December 1999, which generated net proceeds of $71.1 million, as well as a private placement in December 1999 with Nielsen Media Research, which resulted in net cash proceeds of $235.9 million. The private placement included the exercise of warrants by Nielsen Media Research as well as the purchase of 10,040,000 shares of our common stock at the initial public offering price of $17.00 per share. Cash and cash equivalents and short-term investments as of June 30, 2000 increased $0.8 million to $333.0 million as compared to December 31, 1999.

    Cash used in investment activities was $157.1 million for the six month period ended June 30, 2000. Purchases, net of proceeds and maturities, of marketable securities and other investments during the period were $597.0 million and capital expenditures totaled $2.4 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to facilities, and are expected to increase in future periods. Cash used in investment activities was $241,000 for the six month period ended June 30, 1999. All of such amounts related to capital expenditures for computer hardware and software. Although we had no material capital expenditure commitments at June 30, 2000 we anticipate that capital expenditures will increase significantly during the remainder of 2000 and 2001 due to the anticipated growth in operations, infrastructure, and personnel both domestically and internationally.

    For the six month period ended June 30, 2000 cash used in financing activities was $182,000 as compared to $1.2 million provided by financing activities in the comparable period in 1999. The cash used in financing during 2000 related primarily to the repayment of our notes payable and the principal payments related to our capital lease obligations offset by cash provided by the exercise of options. The cash provided by financing during 1999 related primarily to proceeds from the issuance of convertible notes payable to Nielsen Media Research and proceeds from our equipment financing, offset by principal payments related to our capital lease obligations. We have a total $1.2 million equipment line of credit with Venture Lending & Leasing. Funds borrowed under the line of credit are secured by our tangible assets and bear interest at an annual rate of 8%. As of June 30, 2000 we had utilized approximately $500,000 under the line of credit. In addition, we have a $1 million commercial line of credit with Heritage Bank of Commerce. Borrowings under this line are secured by our business assets other than those securing our equipment loans and bear interest at the bank's prime interest rate, which was 9.50% as of June 30, 2000. We also have a $350,000 line of credit with Heritage Bank of Commerce to fund equipment purchases. Any advances under this equipment line mature 36 months following funding and bear interest at the bank's prime rate. Our credit agreement with Heritage Bank contains certain financial covenants, including minimum liquidity at or above $5 million, tangible net worth of $10 million, and debt to tangible net worth ratio of 1-to-1. As of June 30, 2000, we were in compliance with all of these covenants and had no outstanding balances on the credit facilities with Heritage Bank of Commerce.

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

FACTORS THAT MAY AFFECT OUR PERFORMANCE

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

    We have experienced operating losses in each quarter since inception. We incurred net losses of $17.9 million for the year ended December 31, 1999, $7.9 million for the six months ended June 30, 2000, and as of June 30, 2000, our accumulated deficit was $31.4 million. We intend to make significant expenditures related to panel development and maintenance, marketing, hiring of additional personnel, and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent periods, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

    We were incorporated in July 1997 and did not start generating revenue until the quarter ended June 30, 1998. We introduced our Nielsen//NetRatings Internet Audience Measurement service in the quarter ended June 30, 1999. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early- stage business in an evolving market, many of which may be beyond our control, including:

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

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

    The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services, our principal competitor is Media Metrix. Competition in Internet audience measurement is also offered by PCData, Inc. and NetValue. We are not aware of any other significant competitors in this market, although we expect competition to intensify in the future. With respect to the provision of analytical services, we compete with companies such as Forrester Research, Gartner Group and Jupiter Communications that provide Internet market research and industry analysis based on data derived from surveys.

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

    We believe that the principal competitive factors in our market are:

    - the development of independent, reliable measurement panels based on a proven high-quality sampling methodology that are representative of the entire target audience;

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

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH FOR THE DEVELOPMENT AND MAINTENANCE OF PANELS OF INTERNET USERS IN THE UNITED STATES AND CANADA AND ON ACNIELSEN AND OUR OTHER JOINT VENTURE PARTNERS FOR THE DEVELOPMENT AND MAINTENANCE OF SUCH PANELS IN INTERNATIONAL MARKETS

    Our audience measurement data is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panels in the United States and Canada have been developed by, and will be maintained by, Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies which we intend to employ in geographic locations outside of the United States, Canada, France, Latin America and Japan will be developed and maintained by ACNielsen as part of our joint venture with that company. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

    We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals to account for an increasing proportion of our revenue. Any unexpectedly-low renewal rates would harm our operating results and could prevent us from becoming profitable. To date, high renewal rates have been an essential element of our revenue growth. However, we can not assure you that we will continue to experience high renewal rates. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers could cause a decline in renewal rates for our products and services.

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

OUR BRAND IS DEPENDENT ON THE REPUTATIONS OF THIRD PARTIES OVER WHICH WE HAVE NO CONTROL

    The strength of the Nielsen//NetRatings brand is also closely dependent on the reputations of Nielsen Media Research, ACNielsen, and our other joint venture partners and the strength of their brands. Therefore, any negative publicity generated by Nielsen Media Research, ACNielsen, or our other joint ventures whether or not directly related to any Nielsen//NetRatings branded products or services, as well as any erosion of the strength of any of their brands, will adversely affect our own brand identity.

COSTS TO DEVELOP AND MAINTAIN ACCURATE AUDIENCE MEASUREMENT PANELS ARE SIGNIFICANT AND MAY INCREASE

    The expense of recruiting and maintaining our audience measurement panels comprises a large portion of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a corresponding decrease in our gross margin. We believe that the expansion of the number of our panels as well as the size and scope of our panels is critical to the success of our business. This expansion is likely to increase our expenses for recruiting and maintaining our panels. These costs are dependent on many factors beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet panels, and we could experience lower cooperation rates or higher turnover rates in the future.

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

OUR PLANNED INTERNATIONAL EXPANSION COULD FAIL

    Our current strategy includes expansion of our services to measure Internet audiences outside of those countries we currently serve. Through our joint ventures, we have developed and released data from audience measurement panels in Australia, Ireland, New Zealand, Singapore, Japan, and the United Kingdom. We have developed panels in France, Italy, Norway, Sweden, Finland, and Denmark, and are currently developing panels in Germany, Hong Kong, and Brazil. Our expansion into international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international expansion will depend on our ability to:

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

    Our future success will depend in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is considerable uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising market may also be adversely affected by privacy issues surrounding the targeting of this type of advertising. In addition, most current and potential publishers of content on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites. Because of the foregoing factors, among others, the market for Internet advertising may not continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, our business will suffer.

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

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF ANY OF OUR EXECUTIVE
OFFICERS

    Our future success depends to a significant extent on the continued service of our executive officers. The loss of the services of any of our executive officers could harm our business. We have no employment agreements with any of our key personnel, and should we enter into such agreements in the future, they may be ineffective in preventing a key employee from leaving our company

SYSTEM FAILURES OR DELAYS MAY HARM OUR BUSINESS, AND OUR FACILITIES AND INTERNAL COMPUTER OPERATIONS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED LOSSES

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

    On June 28, 2000 the court ruled in our favor in connection with our motion to dismiss PaineWebber's claims that we improperly failed to retain PaineWebber as a managing underwriter in our initial public offering but granted PaineWebber's motion for summary judgment as to our liability on the claim that we failed to pay PaineWebber a fee based upon our sale of equity securities to Nielsen Media Research.

    Unless either party appeals the ruling, the case will next proceed to a trial or inquist as to the amount of damages which we will be required to pay PaineWebber. Although the complaint originally sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, in recent communications, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $2.9 million. We intend to continue to vigorously dispute PaineWebber's damage analysis. We have not yet determined whether or not we will appeal the court's summary judgment ruling, nor do we know whether PaineWebber will appeal the ruling in our favor on our motion to dismiss.

    Regardless of our decision regarding appeal of the ruling, we expect to incur substantial additional legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming and at this time we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

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

    We may acquire or make additional equity investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of June 30, 2000, we had cash and cash equivalents and short-term investments of $333.0 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our cash and cash equivalents and short-term investments. Our outstanding capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations.

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

    On June 28, 2000 the court ruled in our favor in connection with our motion to dismiss PaineWebber's claims that we improperly failed to retain PaineWebber as a managing underwriter in our initial public offering but granted PaineWebber's motion for summary judgment as to our liability on the claim that we failed to pay PaineWebber a fee based upon our sale of equity securities to Nielsen Media Research.

Unless either party appeals the ruling, the case will next proceed to a trial or inquist as to the amount of damages which we will be required to pay PaineWebber. Although the complaint originally sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, in recent communications, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $2.9 million. We intend to continue to vigorously dispute PaineWebber's damage analysis. We have not yet determined whether or not we will appeal the court's summary judgment ruling, nor do we know whether PaineWebber will appeal the ruling in our favor on our motion to dismiss.

    Regardless of our decision regarding appeal of the ruling, we expect to incur substantial additional legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming and at this time we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    During the three months ended June 30, 2000, NetRatings issued an aggregate of 42,029 shares of unregistered common stock pursuant to stock option exercises under its 1998 Stock Plan for an aggregate purchase price of $19,535. During the same period, NetRatings issued 80,317 shares of unregistered common stock pursuant to the exercise of certain warrants pursuant to the "cashless" exercise provisions of such warrants. The number of shares issued pursuant to the exercise of the warrants represent the net amount of the shares underlying the warrants less that number of shares whose value on the date of exercise equaled the exercise price of the shares on the date of exercise. If exercised for cash, the shares issued pursuant to the warrants would have had an exercise price of $90,426. The issuance of shares pursuant to the stock option exercises were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts related to compensation and the shares issued pursuant to the warrant exercises were deemed exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    The effective date of the our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-87717) relating to the our initial public offering of our common stock, was December 8, 1999. A total of 4,600,000 shares of our common stock were sold at a price of $17.00 per share, for an aggregate offering price of $78,200,000 to an underwriting syndicate led by Lehman Brothers, Banc of America Securities, LLC, CIBC World Markets, and C.E. Unterberg, Towbin. The offering commenced on December 8, 1999. The initial public offering resulted in net proceeds of $71.1 million after deducting $5.0 million in underwriting discounts and offering expenses of $1.6 million. From the time of receipt through June 30, 2000, we did not use any of the proceeds from such offering and all such proceeds are included with cash, cash equivalents and short-term investments. None of the proceeds were used to make payments, either direct or indirect, to directors or officers of NetRatings or their associates, or, 10% stockholders or affiliates of NetRatings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 25, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors David J. Toth, David A. Norman, Jack T. Serfass, James J. Geddess, Jr., David H. Harkness, Michael P. Connors, Thomas A. Mastrelli, Gerald S. Hobbs, Daniel O'Shea, John A. Dimling and Charles E. Leonard (each with 29,338,504 affirmative votes; 71,864 votes were withheld as to each of directors Toth, O'Shea, Leonard, Norman, Connors, Geddes, and Dimling and 172,764 votes were withheld as to directors Harkness, Mastrelli, and Hobbs).

    The stockholders also approved an amendment to the Company's 1998 Stock Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares and to limit the maximum number of shares which can be granted to any employee during any fiscal year to 500,000 (with 28,155,462 shares voting for, 1,215,906 against, and 43,000 abstaining).

    The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2000 (with 29,406,778 shares voting for, 440 against, and 3,150 abstaining).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27.1  Financial Data Schedule

(b)    Reports on Form 8-K

       On July 14, 2000, we filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding developments in our lawsuit with PaineWebber
Incorporated.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2000.

                                                 NETRATINGS INC.

                                                 By: /s/ JACK R. LAZAR
                                                 ------------------------------
                                                 Jack R. Lazar
                                                 VICE PRESIDENT, CHIEF FINANCIAL
                                                 OFFICER AND SECRETARY
                                                 (PRINCIPAL ACCOUNTING AND
                                                 FINANCIAL OFFICER)

                                                 By: /s/ DAVID J. TOTH
                                                 ------------------------------
                                                 David J. Toth
                                                 CHIEF EXECUTIVE OFFICER,
                                                 PRESIDENT, AND DIRECTOR

                                 EXHIBIT INDEX

27.1    Financial Data Schedule