Form 10-Q
period 2000-09-30
NETRATINGS INC
filed 2000-11-14
CIK 1095480

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 2000, WAS 32,614,648.

================================================================================

                                NETRATINGS, INC.

                                 FORM 10-Q INDEX

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
          Condensed Balance Sheets--September 30, 2000 (Unaudited) and
            December 31, 1999.........................................     3
          Condensed Statements of Operations--Three and Nine months
            ended September 30, 2000 and 1999 (Unaudited).............     4
          Condensed Statements of Cash Flows--Nine months ended
            September 30, 2000 and 1999 (Unaudited)...................     5
          Notes to Condensed Financial Statements.....................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     9

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    27

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    27
Item 2.   Changes in Securities and Use of Proceeds...................    28
Item 4.   Submission of Matters to a Vote of Security Holders.........
Item 6.   Exhibits and Reports on Form 8-K............................    28

          Signatures..................................................    28
          Index to Exhibits...........................................    29

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                NETRATINGS, INC.
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2000            1999
                                                             -------------   ------------
                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $100,457       $319,325
  Short-term investments....................................   $232,942         12,931
  Accounts receivable, net..................................      4,243          2,550
  Prepaid expenses and other current assets.................      3,067            885
                                                               --------       --------
    Total current assets....................................    340,709        335,691
Property and equipment, net.................................      2,833            916
Other assets................................................      3,792            192
                                                               --------       --------
                                                               $347,334       $336,799
                                                               ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  1,111       $  1,646
  Accrued liabilities.......................................      7,204          1,393
  Deferred revenue..........................................      9,868          3,444
  Notes payable and capital lease obligations,
    current portion.........................................        152            253
  Amounts due to Nielsen Media Research.....................      3,090          1,537
                                                               --------       --------
    Total current liabilities...............................     21,425          8,273
Notes payable and capital lease obligations,
    long-term portion.......................................        106            265
Commitments and contingencies...............................

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001:
    Authorized shares: 86,851,000
      Issued and outstanding shares: 32,118,000 at
      December 31, 1999 and 32,586,770 at Sept. 30, 2000....   $     33       $     32
  Additional paid-in capital................................    399,234        398,485
  Deferred compensation and other costs.....................    (38,289)       (46,574)
  Notes receivable from stockholder.........................         --           (128)
  Accumulated other comprehensive loss......................        (40)           (28)
  Accumulated deficit.......................................    (35,135)       (23,526)
                                                               --------       --------
    Total stockholders' equity..............................    325,803        328,261
                                                               --------       --------
                                                               $347,334       $336,799
                                                               ========       ========


            See accompanying notes to condensed financial statements.

                                NETRATINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                --------------------    ---------------------
                                                  2000       1999           2000       1999
                                                ---------  ---------    ---------  ----------

Revenue.......................................  $ 6,005    $   844      $ 13,803   $  1,486
Cost of revenue...............................    3,370      2,113         9,471      4,269
                                                ---------  ---------    ---------  ----------
Gross profit (loss)...........................    2,635     (1,269)        4,332     (2,783)

Operating expenses:
  Research and development....................    1,623        683         4,684      1,806
  Sales and marketing.........................    4,977      1,186        13,145      2,559
  General and administrative..................    1,352        661         3,466      1,170
  Stock-based compensation....................    2,566      1,188         8,151      2,327
                                                ---------  ---------    ---------  ----------
    Total operating expenses..................   10,518      3,718        29,446      7,862
                                                ---------  ---------    ---------  ----------
Loss from operations..........................   (7,883)    (4,987)      (25,114)   (10,645)
Loss from joint ventures......................   (1,267)        --        (2,179)        --
Interest income (expense), net................    5,455         97        15,684        (25)
                                                ---------  ---------    ---------  ----------
Net loss......................................  $(3,695)   $(4,890)     $(11,609)  $(10,670)
                                                =========  =========    =========  ==========
Basic and diluted net loss per common share...  $ (0.11)   $ (1.75)     $  (0.36)  $  (4.55)
                                                =========  =========    =========  ==========
Shares used to compute basic and diluted net
loss per common share.........................   32,171      2,790        31,825      2,344
                                                =========  =========    =========  ==========
Pro forma basic and diluted net loss per
common share..................................  $ (0.11)   $  (.94)     $  (0.36)  $  (3.39)
                                                =========  =========    =========  ==========
Shares used to compute pro forma basic and
diluted net loss per common share.............   32,171      5,231        31,825      3,152
                                                =========  =========    =========  ==========



          See accompanying notes to the condensed financial statements.

                                NETRATINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             -------------------
                                                                2000       1999
                                                             ---------   -------
OPERATING ACTIVITIES

Net cash provided by (used in) operating activities......... $   7,254   $(5,455)
                                                             ---------   -------
INVESTING ACTIVITIES
  Acquisition of property and equipment.....................    (2,623)     (328)
  Increase in other assets.. ...............................    (4,229)       --
  Purchase of short term investments........................  (761,060)       --
  Sale of short term investments............................   541,037        --
                                                             ---------   -------
Net cash used in investing activities.......................  (226,875)     (328)
                                                             ---------   -------

FINANCING ACTIVITIES
  Proceeds from exercise of options.........................       885        31
  Proceeds from convertible notes payable to Nielsen Media
         Research...........................................        --     1,000
  Proceeds from equipment financing.........................        --       410
  Proceeds from shareholder note receivable.................       128        --
  Principal payments on capital lease obligations
         and notes payable..................................      (260)      (99)
  Proceeds from issuance of preferred stock.................        --    31,748
                                                             ---------   -------
Net cash provided by financing activities...................       753    33,090
                                                             ---------   -------
  Net (decrease) increase in cash and cash equivalents......  (218,868)   27,307
Cash and cash equivalents at beginning of period............ $ 319,325     1,343
                                                             ---------   -------
Cash and cash equivalents at end of period.................. $ 100,457   $28,650
                                                             =========   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Property and equipment acquired under capital lease
    obligations............................................. $      --   $   123
                                                             =========   =======


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

     In June 1998, the SEC issued FASB Statement(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of implementation of SFAS No. 133 was deferred until the fourth quarter of fiscal year 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

3.   LITIGATION

     On November 4, 1999, PaineWebber Incorporated, "PaineWebber," filed a lawsuit against the Company in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which the Company engaged PaineWebber to act as its financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that the Company has breached its obligations under the agreement by failing to pay PaineWebber a fee based upon the Company's subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for the Company's initial public offering.

     On June 28, 2000 the court ruled in the Company's favor in connection with its motion to dismiss PaineWebber's claims that the Company improperly failed to retain PaineWebber as a managing underwriter in the Company's initial public offering but granted PaineWebber's motion for summary judgment as to its liability on the claim that the Company failed to pay PaineWebber a fee based upon the Company's sale of equity securities to Nielsen Media Research.

     Both parties have filed Notices of Appeal in connection with the above rulings. At the same time, the case is proceeding to a hearing as to the amount of damages which the Company will be required to pay PaineWebber. Although the complaint originally sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $3.4 million (plus interest). The Company intends to continue to vigorously dispute PaineWebber's damage analysis.

     Based on the above, the Company expects to incur substantial additional legal fees and expenses in connection with the litigation, and it may also result in the diversion of its internal resources. As a result, the Company's defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming and at this time it is unable to predict its final outcome. However, an adverse outcome could materially affect the Company's results of operations and financial position.

4.   LOSS ON JOINT VENTURES

     Loss from joint ventures represents an accrual for future capital contributions to the Company's ACNielsen eRatings joint venture as well as the write down of certain joint venture investments for the Company's pro rata share of its losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock."

5.   COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows ($ in thousands):


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                        -------------------        --------------------
                                          2000       1999             2000       1999
                                        --------   --------        ---------   --------

Net loss..............................  $(3,695)   $(4,890)        $(11,609)   $(10,670)
Unrealized gain(loss) on short-term
  investments.........................      408         --              (12)        --
                                        --------   --------        ---------   --------
Comprehensive loss....................  $(3,287)   $(4,890)        $(11,621)   $(10,670)
                                        ========   ========        =========   ========


6.   NET LOSS PER SHARE OF COMMON STOCK

     The calculation of historical and pro forma basic and diluted net loss per share is as follows:


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                          -------------------       -------------------
(in thousands, except per share data)       2000       1999           2000       1999
                                          --------   --------       --------  ---------

HISTORICAL:
Net loss................................  $(3,695)   $(4,890)       $(11,609) $(10,670)
Weighted-average shares of common
  stock outstanding.....................   32,483      3,746          32,292     3,495
Less: weighted-average shares subject
      to repurchase.....................      312        957             467     1,151
Weighted-average shares of common
  stock outstanding used in computing
  basic and diluted net loss per share..   32,171      2,790          31,825     2,344
Basic and diluted net loss per common
  share......... .......................  $ (0.11)   $ (1.75)       $  (0.36) $  (4.55)

PRO FORMA:
Net Loss................................  $(3,695)   $(4,890)       $(11,609) $(10,670)
Weighted-average shares of common stock
  outstanding used in computing basic
  and diluted net loss per common
  share.................................   32,171      2,790          31,825     2,344
Adjustment to reflect the effect of the
  assumed conversion of preferred stock
  from the date of issuance.............      --       2,441              --       808
Weighted average shares used in computing
  pro forma basic and diluted net loss
  per common share......................   32,171      5,231          31,825     3,152
Pro forma basic and diluted net loss per
  common share..........................  $ (0.11)   $  (.94)       $  (0.36) $  (3.39)



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

     In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan. In March, 2000 we invested approximately $1.2 million in NetRatings Japan. As of September 30, 2000 we held a 26% direct ownership interest in NetRatings Japan. NetRatings Japan is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. In March 2000 NetRatings Japan began providing data based on the Japanese audience measurement panel.

     In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, ACNielsen eRatings, in which we held a 19.9% ownership interest as of September 30, 2000, we have developed and released data for Internet audience measurement panels in

Australia, Ireland, New Zealand, Singapore, Hong Kong, Sweden, Norway, Finland, Denmark, Germany, Brazil, Italy and the United Kingdom. Panels are now under development in Spain, South Korea, Taiwan and the Netherlands, and it is anticipated that these services will be rolled out before the end of this year. As part of this joint venture, ACNielsen is responsible for the costs related to the initial development of panels outside of the United States, Canada, France, and Japan.

     In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of September 30, 2000. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. In September 2000, Mediametrie eRatings.com began providing data based on the French audience measurement panel.

     Through our strategic relationships and our joint ventures, we now provide the Nielsen//NetRatings service in seventeen countries and panel development has commenced in an additional four countries.

     We generate revenue from the sale of our Internet audience measurement products and services. Through September 30, 2000, our information and analytical products and services, which include our Audience Measurement services, E-Commerce Strategies service, Internet Investment Strategies service, Internet Media Strategies service, Internet Advertising Strategies service, International Audience Measurement service, and Local Market service have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a small portion of our revenue from the sale of custom research services. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base for the Nielsen//NetRatings service has increased from over 255 customers worldwide as of December 31, 1999 to more than 680 customers worldwide as of September 30, 2000.

     Cost of revenue consists primarily of expenses related to the recruitment and maintenance of our US and Canadian audience measurement panels and they are expensed as incurred. Accordingly, such expenses are not directly related to revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs due to our joint ventures recognized ratably over the term of the subscription agreement, consistent with our revenue policy. We believe that the continued development and enhancement of audience panels is essential to the long-term expansion of our business. We expect that costs of revenue will increase in future periods as we continue to develop and enhance our audience measurement panels and add additional panel infrastructure to support the growth of our services.

     Research and development expenses consist primarily of compensation and related costs for personnel associated with our product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. We also anticipate that additional development resources will be required to support the international activities of our joint ventures as well as planned expansion of our services. Accordingly, we expect that research and development expenses will increase in absolute dollars in future periods.

     Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. We intend to expand our sales force in conjunction with our domestic expansion and to support our international joint ventures. We also intend to increase our marketing activities to enhance the awareness of the Nielsen//NetRatings brand and our products and services. We therefore expect that sales and marketing expenses will increase in future periods.

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

     In connection with the grant of certain stock options to employees, we recorded non-cash stock-based compensation charges of $3.9 million as of the year ended December 31, 1999, representing the difference between the exercise price of these options and the fair value of our common stock as of the date of grant. These amounts are being amortized over the respective vesting periods of the options using a graded vesting method. Simultaneously with the Series C Preferred Stock financing in August 1999, we entered into additional agreements with Nielsen Media Research governing our strategic relationship with it. We also issued two warrants to Nielsen Media Research, with respect to which we recorded non-cash stock-based compensation charges of $46.7 million for the year ended December 31, 1999 representing the Black-Scholes value of these warrants. These charges are being amortized over five years. We have not recorded any additional non-cash stock-based compensation charges through the period ended September 30, 2000. We recognized non-cash amortization of these stock compensation charges of $5.3 million for the year ended December 31, 1999 and $8.2 million for the nine months ended September 30, 2000.

     Loss from joint ventures represents an accrual for future capital contributions to our ACNielsen eRatings joint venture as well as the write down of certain joint venture investments for our pro rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock." We expect the losses related to joint ventures will increase in future periods as we commence services in additional countries and expand our international operations.

     Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments' balances. Interest expense relates to the interest charges incurred in connection with our credit facilities as well as the interest charges associated with our accrual for future capital contributions to our ACNielsen eRatings joint venture.

     We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $17.9 million for the year ended December 31, 1999, and $11.6 million for the nine months ended September

30, 2000. Our accumulated deficit at September 30, 2000 was $35.1 million. We intend to invest heavily to expand our audience measurement panels, strengthen our direct sales force, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. SEE "FACTORS THAT MAY AFFECT OUR PERFORMANCE--WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY."

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

     REVENUE. Revenue was $6.0 million and $13.8 million for the three month and nine month periods ended September 30, 2000, respectively, which represent increases of 611% and 829% when compared with the corresponding periods in 1999. Sales of our information and analytical products and services accounted for substantially all of the revenue for each of the three month and nine month periods ended September 30, 1999 and 2000. The increase in revenue was primarily due to the introduction of our Nielsen//NetRatings service in March 1999 and additional product and service offerings that resulted in a substantial increase in the number of our customers. For the three month and nine month period ended September 30, 2000, our audience measurement service comprised 72% and 71% of our revenue, respectively, compared to 87% and 90% in the corresponding periods in 1999; our suite of analytical services accounted for 20% and 19% of the revenue, respectively, compared to 13% and 10% in the corresponding periods in 1999; and the revenue from joint venture contracts and international royalties accounted for the remaining 8% and 10% respectively with no international revenue for the corresponding periods in 1999. During the three and nine month periods ended September 30, 2000 and 1999, no customer accounted for more than 10% of our revenue.

     COST OF REVENUE. Cost of revenue increased 59% to $3.4 million, or 56% of revenue for the three month period ended September 30, 2000 compared to $2.1 million, or 250% of revenue for the corresponding period in 1999. For the nine month period ended September 30, 2000, cost of revenue increased 122% to $9.5 million, or 69% of revenue compared to $4.3 million, or 287% of revenue, for the corresponding period in 1999. The increases primarily reflected costs incurred in 2000 relating to the development of the Nielsen//NetRatings measurement panels in the United States and Canada, production support of our Nielsen//NetRatings on-line services, at-work audience measurement panel, as well as the amortization of the data acquisition costs due to our joint ventures recognized ratably over the term of the subscription agreement.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 138% to $1.6 million, or 27% of revenue for the three month period ended September 30, 2000 compared to $683,000, or 81% of revenue for the corresponding period in 1999. For the nine month period ended September 30, 2000, research and development expenses increased 159% to $4.7 million, or 34% of revenue compared to $1.8 million, or 122% of revenue, for the corresponding period in 1999. The increases were primarily due to the two fold increase in the number of employees and other payroll related expenses offset partially by billbacks to our international joint ventures for engineering services performed on their behalf.

     SALES AND MARKETING. Sales and marketing expenses increased 320% to $5.0 million, or 83% of revenue for the three month period ended September 30, 2000 compared to $1.2 million or 141% of revenue for the corresponding period in 1999. For the nine month period ended September 30, 2000, sales and marketing expenses increased 414% to $13.1 million, or 95% of revenue compared to $2.6 million, or 172% of revenue, for the corresponding period in 1999. The increases in absolute dollars continue to be primarily attributable to the three fold increase in the number of sales, analytical services, and marketing employees and the increase in costs to promote our enhanced product and service through promotional materials, public relations and trade shows.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 105% to $1.4 million, or 23% of revenue for the three month period ended September 30, 2000 compared to $661,000, or 78% of revenue for the corresponding period in 1999. For the nine month period ended September 30, 2000, general and administrative expenses increased 196% to $3.5 million, or 25% of revenue compared to $1.2 million or 79% of revenue, for the corresponding period in 1999. This increase in absolute dollars was primarily related to a four fold increase in the number of administrative personnel to support our expanded operations, expansion of our facilities, recurring and non-recurring professional fees and an increase in the provision for doubtful accounts.

     STOCK-BASED COMPENSATION. Stock based compensation expenses increased 116% to $2.6 million for the three month period ended September 30, 2000 compared to $1.2 million for the corresponding period in 1999. For the nine month period ended September 30, 2000, stock based compensation expenses increased 250% to $8.2 million compared to $2.3 million for the corresponding period in 1999. The increases primarily related to the grant of certain stock option to employees in 1999 as well as the issuance of warrants to Nielsen Media Research in 1999.

     LOSS FROM JOINT VENTURES. Loss from joint ventures for the three month and nine month periods ended September 30, 2000 was $1.3 million and $2.2 million respectively. We did not record any losses related to our joint ventures in the corresponding period in 1999 as the related joint ventures were not operational.

     INTEREST INCOME (EXPENSE), NET. Interest income, net, increased to $5.5 million for the three month period ended September 30, 2000 from $97,000 net interest income for the corresponding period in 1999. For the nine month period ended September 30, 2000, interest income, net increased to $15.7 million from $25,000 of net interest expense for the corresponding period in 1999. Net interest income increased due to the addition of cash and cash equivalents and short-term investments resulting from our initial public offering and private placement transaction with Nielsen Media Research. See further discussion of these transactions in "Liquidity and Capital Resources."

     NET LOSS. For the three month period ended September 30, 2000, our net loss decreased to $3.7 million, or a loss of $0.11 per share on approximately
32.2 million shares outstanding, as compared to a net loss of $4.9 million, or a loss of $0.94 per share on approximately 5.2 million shares outstanding for the corresponding period in 1999. For the nine month period ended September 30, 2000, the net loss increased to $11.6 million, or a loss of $0.36 per share on approximately 31.8 million shares outstanding, as compared to a net loss of $10.7 million, or a loss of $3.39 per share on approximately 3.2 million shares outstanding for the corresponding period in 1999. This increase is primarily due to an increase in revenue recorded and a reduction in cost of revenue as a percentage of revenue, offset by the continued expansion of the Company, the accrued losses on joint venture activity, and the amortization of stock-based compensation. The Company discloses its net loss as adjusted, which excludes the amortization of non-cash stock-based compensation and the losses associated with investments in joint ventures. The as adjusted net income (loss) for the three month and nine month period ended September 30, 2000 was $138,000 income, or breakeven earnings per share, and $1.3 million loss, or a loss of $0.04 per share, respectively, compared to $3.7 million, or a loss of $0.71 per share, and $8.3 million, or a loss of $2.65 per share, for the corresponding periods in 1999. Note that shares outstanding for the three and nine month period ending September 30, 1999 assume the conversion of all preferred stock to common stock as if the conversion occurred at the beginning of the period or at the date of issuance, if later. All preferred stock was converted to common stock in conjunction with the IPO on December 8, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We invest excess cash predominately in debt instruments that are highly liquid, of high quality investment grade, and have maturities of less than one year with the intent to make such funds readily available. Cash and cash equivalents and short-term investments as of December 31, 1999 was $332.2 million and resulted primarily from our initial public offering in December 1999, which generated net proceeds of $71.1 million, as well as a private placement in December 1999 with Nielsen Media Research, which resulted in net cash proceeds of $235.8 million. The private placement included the exercise of warrants by Nielsen Media Research as well as the purchase of 10,040,000 shares of our common stock at the initial public offering price of $17.00 per share. Cash and cash equivalents and short-term investments as of September 30, 2000 increased $1.1 million to $333.4 million as compared to December 31, 1999.

     Cash used in investment activities was $226.9 million for the nine month period ended September 30, 2000. Purchases, net of proceeds and maturities, of marketable securities and other investments during the period were $220.0 million and capital expenditures totaled $2.6 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to facilities, and are expected to increase in future periods. Cash used in investment activities was $328,000 for the nine month period ended September 30, 1999. All of such amounts related to capital expenditures for computer hardware and software. Although we had no material capital expenditure commitments at September 30, 2000 we anticipate that capital expenditures will increase significantly during the remainder of 2000 and 2001 due to the anticipated growth in operations, infrastructure, and personnel both domestically and internationally.

     For the nine month period ended September 30, 2000, cash provided by financing activities was $753,000 as compared to $33.1 million provided by financing activities in the comparable period in 1999. The cash provided by financing during 2000 related primarily to the proceeds received from the exercise of options and a payment received on a shareholder note receivable, offset by the principal payments related to our capital lease obligations. The cash provided by financing during 1999 related primarily to proceeds from the issuance of preferred stock and proceeds from convertible notes payable to Nielsen Media Research, offset by principal payments related to our capital lease obligations. We have a total $1.2 million equipment line of credit with Venture Lending & Leasing. Funds borrowed under the line of credit are secured by our tangible assets and bear interest at an annual rate of 8%. As of September 30, 2000 we had utilized approximately $500,000 under the line of credit. In addition, we have a $1 million commercial line of credit with Heritage Bank of Commerce. Borrowings under this line are secured by our business assets other than those securing our equipment loans and bear interest at the bank's prime interest rate, which was 9.50% as of September 30, 2000. Our credit agreement with Heritage Bank contains certain financial covenants, including minimum liquidity at or above $5 million, tangible net worth of $10 million, and debt to tangible net worth ratio of 1-to-1. As of September 30, 2000, we were in compliance with all of these covenants and had no outstanding balances on the credit facilities with Heritage Bank of Commerce.

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

FACTORS THAT MAY AFFECT OUR PERFORMANCE

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

     We have experienced operating losses in each quarter since inception. We incurred net losses of $17.9 million for the year ended December 31, 1999, $11.6 million for the nine months ended September 30, 2000, and as of September 30, 2000, our accumulated deficit was $35.1 million. We intend to make significant expenditures related to panel development and maintenance, marketing, hiring of additional personnel, and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent periods, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

     - the impact on our renewal rates caused by the failure of any of our current customers;

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

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

     The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. Our principal competitor is Jupiter Media Metrix. Competition in Internet audience measurement is also offered by PCData, Inc. and NetValue. We are not aware of any other significant competitors in this market, although we expect competition to intensify in the future. With respect to the provision of analytical services, we also compete with companies such as Forrester Research, Gartner Group and IDC Corporation that provide Internet market research and industry analysis based on data derived from surveys.

     We believe that the market for Internet audience measurement services will eventually gravitate toward a uniform standard, based on data collected by a single service provider, that will allow companies to make meaningful decisions regarding online advertising. We therefore believe that one leading provider is likely to emerge in the market for Internet audience measurement services. Jupiter Media Metrix has provided Internet audience measurement services since 1995 and, as the "first mover" in this market, has a head start in becoming the industry standard for such services.

     We believe that the principal competitive factors in our market are:

     - the development of independent, reliable measurement panels based on a proven high-quality sampling methodology that are representative of the entire target audience;

     -    the timeliness of reported results;

     - the breadth and depth of measurement services offered and their flexibility and ease of use;

     - the ability to offer products and services in the most markets worldwide; and

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

     Our audience measurement data is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panels in the United States and Canada have been developed by, and continue to be maintained by, Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies which we intend to employ in geographic locations outside of the United States, Canada, France, Latin America and Japan will be developed and maintained by ACNielsen as part of our joint venture with that company. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

OUR PLANNED INTERNATIONAL EXPANSION COULD FAIL

     Our current strategy includes expansion of our services to measure Internet audiences outside of those countries we currently serve. Through our joint ventures, we have developed and released data from audience measurement panels in Australia, Ireland, New Zealand, Singapore, Hong Kong, Sweden, Norway, Finland, Denmark, Germany, Brazil, Italy, Japan, France and the United Kingdom. We are currently developing panels in Spain, South Korea, Taiwan, and the Netherlands. Our expansion into international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international expansion will depend on our ability to:

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

THE SUCCESS OF OUR INTERNATIONAL EXPANSION WILL BE LARGELY DEPENDENT ON THE EFFORTS OF ACNIELSEN AND OUR WORKING RELATIONSHIP WITH ACNIELSEN

     The challenges we face in expanding internationally require skills and expertise in foreign countries that we do not currently have. To enable us to expand globally in a rapid timeframe, we have entered into a joint venture with ACNielsen, which controls 80.1% of the joint venture. ACNielsen has agreed to fund all of the venture's panel development costs in the countries initially targeted by the joint venture, which will be determined by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. After this initial stage, however, we will likely be required to either contribute additional capital to the joint venture or to allow ACNielsen to make such capital contributions unilaterally with resulting dilution of our ownership interest in the venture. Furthermore, if we encounter significant problems in our working relationship with ACNielsen, or if our joint venture is ineffectively managed, our international expansion is likely to fail.

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

THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING AND ELECTRONIC COMMERCE IS UNCERTAIN, AND IF THESE MARKETS FAIL TO DEVELOP OR DEVELOP MORE SLOWLY THAN WE EXPECT, OUR BUSINESS WILL SUFFER

     Our future success will depend in part on an increase in the use of the Internet as an advertising medium and the proliferation of e-commerce. These markets are new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is considerable uncertainty about the demand and market acceptance for Internet advertising and e-commerce. Many of our current or potential customers have little or no experience using the Internet for advertising or commerce purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective, unique, and effectively deal with issues such as channel conflict and infrastructure costs. Rapid growth in the use of the Internet for e-commerce may not continue or the Internet may not be adopted as a medium of commerce by a broad base of customers. In addition, most current and potential publishers of content and commerce merchants on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites or from conducting on line commerce transactions. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to emerge or become sustainable. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

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

     Both parties have filed Notices of Appeal in connection with the above rulings. At the same time, the case is proceeding to a hearing as to the amount of damages which we will be required to pay PaineWebber. Although the complaint originally sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $3.4 million (plus interest). We intend to continue to vigorously dispute PaineWebber's damage analysis.

     Based on the above, we expect to incur substantial additional legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming and at this time we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     As of September 30, 2000, we had cash and cash equivalents and short-term investments of $333.4 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. Our outstanding capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations.

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

     Both parties have filed Notices of Appeal in connection with the above rulings. At the same time, the case is proceeding to a hearing as to the amount of damages which we will be required to pay PaineWebber. Although the complaint originally sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $3.4 million (plus interest). We intend to continue to vigorously dispute PaineWebber's damage analysis.

     Based on the above, we expect to incur substantial additional legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming and at this time we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     The effective date of the our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-87717) relating to the our initial public offering of our common stock, was December 8, 1999. A total of 4,600,000 shares of our common stock were sold at a price of $17.00 per share, for an aggregate offering price of $78,200,000 to an underwriting syndicate led by Lehman Brothers, Banc of America Securities, LLC, CIBC World Markets, and C.E. Unterberg, Towbin. The offering commenced on December 8, 1999. The initial public offering resulted in net proceeds of $71.1 million after deducting $5.0 million in underwriting discounts and offering expenses of $1.6 million. From the time of receipt through September 30, 2000, we did not use any of the proceeds from such offering and all such proceeds are included with cash, cash equivalents and short-term investments. None of the proceeds were used to make payments, either direct or indirect, to directors or officers of NetRatings or their associates, or, 10% stockholders or affiliates of NetRatings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27.1  Financial Data Schedule

(b)    Reports on Form 8-K

     On July 14, 2000, we filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding developments in our lawsuit with PaineWebber Incorporated.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.


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