Form 10-K
period 2000-12-31
NETRATINGS INC
filed 2001-03-30
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	77-0461990 (I.R.S. Employer Identification No.)
890 HILLVIEW COURT MILPITAS, CALIFORNIA (Address of principal executive offices)	95035 (Zip Code)

Registrant's telephone number, including area code: (408) 957-0699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on March 22, 2001, was $102,638,005. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of the Registrant's Common Stock outstanding as of March 22, 2001, was 32,819,055.

DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the definitive proxy statement for registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

    THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K UNDER THE HEADING, "FACTORS THAT MAY AFFECT OUR PERFORMANCE."

OVERVIEW

    We provide technology-driven Internet audience information solutions for media and commerce. Our products and services enable our customers to make informed business-critical decisions regarding their Internet strategies. We deliver accurate and timely information about Internet user behavior, collected directly and automatically from representative samples of Internet users throughout the world, and augment this information with detailed, flexible reporting and in-depth analysis. Our customers include leading advertising agencies, media companies, technology companies, business services companies, retailers/marketers, and Internet companies. We have formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States and Canada, and ACNielsen, a leading global provider of market research information and analysis to the fast moving consumer packaged goods and services industries and media measurement services. We believe that these relationships enable us to offer the most accurate and globally comprehensive Internet audience information currently available. Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding Internet user behavior, including site visit, advertising exposure and response, commerce transactions and streaming media usage information. We began providing Internet audience measurement products and services under the brand name Nielsen//NetRatings in March 1999. We believe that our Internet sampling methodologies, our real-time data collection technology, our powerful, flexible reporting systems, the size and scope of our audience panels, and our strategic relationships have established us as a leader in the market for global Internet audience measurement and analysis.

Industry Background

Growth in Global Internet Usage, E-Commerce and Online Advertising

    The Internet has emerged as a significant global medium for communication, information, and commerce. It is growing dramatically, based on key measures, including total number of users, total number of Web sites, e-commerce transaction volume and online advertising dollars.

    Both content and e-commerce on the Internet are growing dramatically. According to International Data Corporation, (IDC), the number of individual Web site addresses, commonly referred to as "URLs," on the Internet has grown from approximately 18 million at the end of 1995 to approximately 2.2 billion at the end of 1999, and is expected to grow to approximately 25.9 billion in 2004. Also, according to IDC, the number of users buying goods and services on the Internet worldwide has grown from approximately 3 million in 1995 to approximately 63 million in 1999, and is expected to grow to approximately 290 million in 2004. In the United States 2.5 million users bought goods and services in 1995, 38 million in 1999 and by 2004 in excess of 85 million users are expected to consummate an online purchase. IDC estimates that the total annual value of goods and services purchased over the Internet worldwide has grown from approximately $296 million in 1995 to approximately $131 billion in 1999, and is expected to grow to over $2.6 trillion by 2004, yielding a 5-year compound annual growth rate, "CAGR," of 81.7%. According to IDC, in the United States alone online, commerce spending has increased form $290 million in 1995 to $80.5 billion in 1999 and will reach $1 trillion in 2004, representing a CAGR of 65.5% for the period 1999–2004.

    As the Internet attracts larger numbers of users, spending for Internet advertising is expected to increase. According to Forrester Research, global annual online advertising expenditures are projected to increase from approximately $8.3 billion in 2000 to approximately $33.3 billion in 2004 with the U.S. accounting for $24.8 billion of the total.

    In addition to the increasing number of Internet users, there has also been a significant increase in the number of devices that can access the Internet. While such devices originally consisted only of personal computers, there has been a recent emergence of a number of alternative devices to access the Internet, including television set-top boxes, handheld computing devices, Web-enabled phones and Internet gaming devices. According to IDC, the number of devices worldwide that are capable of accessing the Internet has grown from approximately 14 million at the end of 1995 to approximately 238.7 million at the end of 1999 and is expected to grow to approximately 958.3 million by the end of 2004 with the United States accounting for 10.2 million, 137.1 million and 443.4 million of the worldwide numbers, respectively.

Unique Characteristics of Online Commerce and Advertising

    The Internet also presents advertisers and online businesses with a unique opportunity to target prospective consumers and to measure the return on their advertising or marketing investment. Using traditional media, such as television, an advertiser must broadcast its advertisements to an entire audience for a given program in a given market, even though the advertiser may have desired to target only a portion of the overall audience. With the Internet, on the other hand, users visiting the same Web page at the same moment can be presented with different advertisements based on their Internet usage behavior. In addition, while an advertiser using traditional media cannot directly measure how an individual audience member reacts to an advertisement, the Internet makes it possible for an advertiser or e-commerce company to track how its audience interacts with an advertisement or an e-commerce site. While the prospect of reaching consumers with advertising and influencing their buying patterns via this exciting new media remains quite strong, the online advertising market is undergoing a transition. Online advertising spending is trending toward traditional advertisers and away from Internet companies. We believe that this is a healthy transition, and a natural evolution of the industry, as traditional advertisers recognize the power of targeting their audiences online.

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

Commerce Measurement

    Rising volumes of online shoppers and e-commerce spending have raised the complexity associated with understanding customer needs, competitive trends, and changing market dynamics. Additionally, online merchants are more intent on driving focused, profitable marketing and merchandising programs. These factors have combined to drive retailers and their suppliers toward detailed, timely commerce measurement solutions that provide an accurate market understanding so they can service a growing wave of shoppers in a cost-controlled marketing climate.

The Need for Internet Audience Measurement and Analysis

    As the Internet continues to evolve and online advertising and electronic commerce continue their dramatic growth, companies conducting business online are continually challenged to define and reach their target audiences as well as develop sophisticated online business strategies. The unique dynamics of the Internet require that online market participants understand their markets and quickly recognize and adapt to changing conditions in their particular industries. In good times and, perhaps more importantly, in bad, companies need accurate, timely audience behavior information. In order to remain competitive, these online companies demand detailed audience measurement information and analysis that will enable them to make informed business decisions in a timely manner. These companies are seeking a trusted third party source for information that can provide them with the following:

  •
  Accurate and Timely Information.  To be useful, information derived from audience samples must accurately reflect the size and behavior of the overall Internet audience. Accordingly, such information must be gathered from a large, representative audience sample using proven and consistent statistical methods that eliminate as much bias as possible. The information must also be timely; the faster the information can be analyzed and reported, the more efficiently an online business can adapt to its target audience's changing characteristics and preferences.

  •
  Detailed, Flexible Reporting and Analysis.  The usefulness of Internet audience information can be significantly enhanced by detailed analysis presented in a flexible format that allows customers to manipulate the information to meet their unique requirements. Presenting information and analysis in this way enables a customer to: track the demographic profiles and behavior of users that visit a particular site or click on a particular banner advertisement, in order to target advertising at users matching particular demographic profiles; correlate user behavior on a site with the user's behavior on the Internet before entering and after leaving the site, tracking other sites visited and how the user behaved on those sites; track users' interactions with Web sites, such as the duration and frequency of visits to a site and the proportion of visitors to a site that make purchases during their visits, referred to as "conversion rate"; track users' interactions with advertisements, such as the proportion of clicks on a banner advertisement compared to the number of times the advertisement appears, referred to as the "click-through rate," and the proportion of users that make a purchase after clicking on a particular advertisement, referred to as the "click-to-conversion" ratio; evaluate banner advertisements to compare the effectiveness of different advertisements, amounts spent on both online and off-line advertising or to track a competitor's advertisement placements; track streaming media usage on Web sites and actual connection speeds of users; and identify significant trends relating to online companies and Internet usage.

  •
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

  •
  A Uniform Standard of Measurement.  Internet audience measurement statistics are of limited use unless Internet site and advertisement activity can be measured according to a common "yardstick." As has been the case with Nielsen Media Research in the market for television audience measurement and with Arbitron in the market for radio audience measurement, we believe that the company that provides the highest quality audience measurement information and analysis will eventually emerge as the industry standard.

    We believe that no standard has yet emerged because most companies offering Internet measurement services have been unable to provide a comprehensive solution that includes accurate and timely information, as well as detailed and flexible reporting and analysis. Accordingly, a significant market opportunity exists for a company that can provide customers with products and services that more adequately meet these needs.

The NetRatings Solution

    We deliver meaningful and timely information about Internet user behavior that enables our customers to make informed business-critical decisions regarding their Internet strategies. Our technology-driven solutions provide accurate Internet audience information combined with detailed, flexible reporting and in-depth analysis. We believe that our solution will enable us to become the standard for measuring the size, profile and behavior of Internet audiences. Our solution, marketed under the Nielsen//NetRatings brand, includes the following key components:

    Established Sampling Methodologies.  Our solution is designed to provide reliable, independent information that customers need to make critical business decisions. Because our information is based on the behaviors of a sample of the Internet population, the degree to which the sample represents the total population affects the accuracy of the reported data. We believe that our strategic relationships with Nielsen Media Research and ACNielsen allow us to offer the most accurate Internet audience sampling methodology currently available. Nielsen Media Research has set the standard for television audience measurement over the past 50 years, utilizing an established sampling methodology that is widely used throughout the major segments of the audience measurement and media research industry. Nielsen Media Research develops our United States and Canadian panels using the same sampling methodology that it uses in developing television audience panels. In addition, through our joint ventures with ACNielsen, NetRatings Japan, and Mediametrie, we utilize a consistent sampling methodology and provide Nielsen//NetRatings solutions in 21 international markets. We believe that the use of one consistent and high quality sampling methodology worldwide is a strategic advantage for us.

    Proprietary Measurement Technology.  Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding Internet user behavior, including sites and pages visited, time spent on each site, advertising exposure and effectiveness, e-commerce transactions executed, bandwidth usage data, and streaming media usage. The software also collects key information regarding activity on America Online's proprietary service, and other application usage. Since our inception, all of our data is collected from the entire panel and transmitted to our central database in real-time. The information is linked to demographic profiles of Internet users to provide comprehensive products and services for measuring Internet usage behavior. Once installed, our software requires virtually no panelist intervention and software updates are automatic.

    Privacy.  We believe that protecting people's privacy is fundamental to the growth and widespread adoption of the Internet and are committed to ensuring that the privacy of our panel members is maintained. Each household and each at-work panelist "opts-in" to participate in our panels and consents to our use of the information we collect from it. The data we collect from each panelist is aggregated with the data from all other panelists and we do not report any personally identifiable information. We have in place security measures, including encryption methods, to protect the security and confidentiality of personally identifiable information we obtain from our panelists and we do not sell any personally identifiable information.

    Global Solution.  Many of our customers conduct business in multiple geographic locations and need data from their local market activities. Through our joint ventures with ACNielsen, NetRatings Japan, and Mediametrie, we offer the Nielsen//NetRatings service in 21 countries covering approximately 89% of the worldwide Internet population. By providing one consistent methodology, worldwide under the Nielsen//NetRatings brand, we are able to provide our customers with reliable independent information in their local markets.

    Powerful, Flexible Reporting Systems.  Our customers require quick and easy access to the right information. Our solution provides customers with a variety of daily, weekly, and monthly reports that can be modified by our customers, enabling them to easily manipulate data to meet their specific information requirements. Our easy-to-use myNielsen//NetRatings interface provides immediate access to various levels of detailed information, allows users to create and save their own reports, and enables "on-the-fly" custom queries on selected information. Our core audience measurement service provides customers with two levels of information access, which are available in weekly and monthly reports based on data that has been uploaded to our database from our panel members' computers in real time. Our Quick Looks reports provide customers with comprehensive pre-defined site rankings, Internet user behavior and demographic information. We also provide Select Views reports, which are powerful, easy-to-use, menu-driven queries that respond to specific information requests.

    Timely, Insightful Analysis.  Our solution also delivers insightful data-driven analysis based upon the detailed Internet audience information we collect and report. We augment our high-quality audience behavior information with meaningful analysis delivered on a timely basis, enabling our customers to make more informed business decisions. The analytical services we provide are structured to deliver information and commentary on a weekly, monthly and quarterly timeframe. Additionally, we provide timely and detailed event-based reports, such as Internet activity during holiday shopping periods. Customers purchasing our analytical services are entitled to a fixed number of consulting hours and private access to our analysts for strategic consultation or custom analysis.

    Compatible, Portable Data Collection Architecture. All of our information is collected using proprietary software that is compatible with devices that operate on a Java-enabled platform. Therefore, we believe that our architecture will seamlessly integrate with most new types of Internet access devices, enabling us to obtain useful data from most Internet users regardless of the access device they use.

Strategy

    Our objective is to become the standard for Internet audience measurement and the worldwide leader in technology-driven information solutions for online media and commerce. We intend to establish this leadership position through the following key strategies:

    Leverage Our Strategic Relationships.  We will continue to leverage and expand our key strategic relationships with Nielsen Media Research and ACNielsen, each of which is a wholly owned subsidiary of VNU N.V., by using their brands and industry relationships to facilitate the rapid deployment of our service with leading companies. Since March 1999, we have marketed our services under the Nielsen//NetRatings brand, and, combining our sales and marketing efforts with those of Nielsen Media Research and ACNielsen, we have deployed our products and services to over 770 customers. We believe that the continued adoption of our products and services by leading companies will help facilitate the broad market acceptance of the Nielsen//NetRatings service as the industry standard for Internet audience measurement. We also look to leverage our other existing partnerships with companies such as Claritas, Gartner Group, Harris Interactive, and Spectra in addition to further expanding this group of partners.

    Increase the Size, Scope and Number of Our Audience Measurement Panels.  We intend to expand the size, scope, and number of our worldwide audience measurement panels in order to increase the geographic coverage and depth of information that we can provide to customers. We believe that expanding our home and work panels will enable us to provide more detailed global information regarding e-commerce trends and streaming media usage, as well as more accurate information regarding smaller Internet sites and more focused advertising campaigns. In addition, we believe that, as the Internet and television converge, expanding our initial convergence panels in conjunction with Nielsen Media Research will also be a strategic advantage for us.

    Capitalize on Our Access to Information to Develop New Products and Enter New Markets.  We will continually innovate and introduce new products that will capitalize on our access to the extensive Internet and application activity data that we collect for our audience measurement products and services. We believe that our current technological and analytical capabilities allow us to offer the most accurate and timely information on Internet usage available. As the volume and complexity of Internet usage increases, we anticipate that users will demand increasingly flexible and robust audience measurement products and services. We intend to continue to devote significant resources to developing additional technologies and complementary data sources that will allow us to create solutions that meet these requirements. Additionally, we will continue to develop new ways to analyze and present the information we collect in the form of data driven analytical services. During the past year, we have enhanced our advanced reports and analyses specifically targeted to the investment community, media segment, fast-moving consumer packaged goods providers and e-commerce companies, and we expect to introduce similar products for the online business-to-business customers. We will continue to leverage our audience data and analytical services to provide customers with in-depth, specialized consulting services and custom panel measurement services.

    Expand Internationally.  We will continue to capitalize on the global demand for Internet usage information by continuing to establish panels in major international markets and expanding our customer base to include more international companies. In June 1999, we formed NetRatings Japan, a Japanese joint venture, to allow us to provide our products and services to the Japanese market. NetRatings Japan began delivering our Nielsen//NetRatings branded Audience Measurement Service in Japan during February 2000. In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market Nielsen//NetRatings products and services in other key international markets. Through this joint venture, we have developed audience measurement panels in Australia, Brazil, Denmark, Finland, Germany, Hong Kong, Ireland, Italy, Korea, Netherlands, New Zealand, Norway, Singapore, Spain, Sweden, Taiwan, and the United Kingdom and are in the process of developing panels in Austria, Belgium, Israel, Mexico, South Africa, and Switzerland. In January 2000, we established a joint venture in France, Mediametrie eRatings.com, to allow us to provide our products and services to the French market. We believe that our Internet measurement solution will provide global companies with the highest-quality information on worldwide Internet usage and flexible tools to use this information to make critical business decisions. We currently offer our Internet audience measurement services in 21 countries and have begun development efforts in an additional 6 countries. Our strategy includes the continued expansion of our global presence and we anticipate that we will provide audience measurement services in approximately 30 countries by the end of 2001.

    Position Ourselves to Capitalize on the Convergence of Television and the Internet.  We intend to continue to position ourselves to become the audience measurement standard for the converging market for television programming and the Internet. We believe that the continued convergence of television and the Internet will require sophisticated products and services that provide meaningful information about usage behavior. Our relationships with Nielsen Media Research and ACNielsen allow us to combine their experience and expertise in television audience measurement with our own Internet measurement technology and uniquely positions us to provide convergence solutions. In collaboration with Nielsen Media Research, we have established a "convergence lab" project whereby we measure the television viewing patterns and PC-based Internet usage within the same U.S. households. We believe this research will yield meaningful new insights on the interplay between the Internet and television—a topic of major significance to advertisers and marketers. We intend to continue to devote substantial resources and to work with Nielsen Media Research to develop the technologies and research methodologies that will allow us to be the audience measurement standard for this convergence.

Strategic Relationships

  Strategic Relationship with Nielsen Media Research

    Over the past 50 years Nielsen Media Research's core business has been to provide high-quality, comprehensive audience viewing information on the television industry. The Nielsen ratings are vital to television program production, distribution and scheduling decision making, and are the currency for transactions between buyers and sellers of television advertising time.

    In October 1998, we began a strategic relationship with Nielsen Media Research to develop and market Internet audience measurement products and services in the United States and Canada using our technology combined with Nielsen Media Research's proprietary panel methodology. Through this relationship, we began developing an expanded Internet audience panel based on the Nielsen Media Research audience sampling methodology and enhanced versions of our software, to be marketed under the Nielsen//NetRatings brand. Under our agreement with Nielsen Media Research, we have the right to use the Nielsen name in connection with audience measurement and e-commerce consulting services derived from the panels developed and maintained by Nielsen Media Research. In March 1999, we launched our Nielsen//NetRatings product and service offerings. In August 1999, Nielsen Media Research made an equity investment in NetRatings. In December 1999, following our initial public offering, Nielsen Media Research exercised its right to make an additional equity investment and acquire a controlling interest in our company, including the right to elect a majority of our Board of Directors. Nielsen Media Research is a wholly owned subsidiary of VNU N.V.

    Under the operating agreement governing the relationship, which was entered into in August 1999, Nielsen Media Research is responsible for the development and maintenance of the at-home panel that generates the data for the U.S. Nielsen//NetRatings audience measurement service. We are responsible for the management, support and ongoing development of the data collection and reporting system. Under the operating agreement, we have formed an operating committee consisting of two representatives of Nielsen Media Research and two representatives of NetRatings. The operating committee's responsibilities include:

  •
  review of proposed expenses by us and Nielsen Media Research related to sales and marketing, research and development and panel maintenance;

  •
  determination of the pricing of the Internet audience measurement services;

  •
  oversight of product quality control; and

  •
  approval of panel size and other panel-related changes.

    Under the operating agreement, Nielsen Media Research is responsible for marketing the service to traditional media customers, such as broadcast television networks, nationally-circulated magazines, news agencies, advertising agencies and other customers in the United States and Canada that are agreed to from time to time by Nielsen Media Research and us. We are responsible for selling to publishers, Internet-based businesses, Fortune 2000 corporations and financial institutions. We receive 100% of customer billings derived from sales of all of our products and services and pay Nielsen Media Research a commission of 35% of our billings for products and services sold by them. For the year ended December 31, 2000, we derived 18% of our total revenue from Nielsen Media Research generated billings.

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

  •
  mutual agreement of the parties;

  •
  either party committing a material breach of the agreement, which is not defined in the agreement; or

  •
  Nielsen Media Research's equity ownership of NetRatings falling below 5% of NetRatings' outstanding Common Stock, assuming full exercise or conversion of any options, warrants and convertible securities held by Nielsen Media Research.

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

  Joint Venture with ACNielsen

    Since its founding 77 years ago, ACNielsen has become a leading provider of media research services, including television audience measurement, outside North America. It is also a global leader in providing business information, analysis and insights to consumer packaged goods companies, their brokers and retail organizations in addition to providing television audience measurement services outside of the United States to customers in over 100 countries. ACNielsen is a wholly owned subsidiary of VNU N.V.

    In September 1999, we established a joint venture with ACNielsen, ACNielsen eRatings.com, to develop and maintain audience measurement panels and to market Nielsen//NetRatings products and services in international markets. The joint venture is operated through a corporation in which we have a 19.9% voting interest and ACNielsen has an 80.1% voting interest. These percentages were based on arm's-length negotiations and estimates of the value of the cash and property that each party has agreed to contribute to the joint venture. Through this joint venture, we are currently providing Internet audience measurement data in 19 countries and we anticipate providing these services in over 30 countries by the end of 2001. ACNielsen has agreed to permit the joint venture to use the Nielsen name free of charge for so long as the joint venture agreement remains in effect.

    The ACNielsen eRatings.com joint venture provides products and services that are based on data collected from Internet measurement panels that are established and maintained using the ACNielsen proprietary sampling methodology. Panel members collect and deliver their Internet usage data using our proprietary collection software. The joint venture or ACNielsen is responsible for establishing and maintaining the joint venture's audience measurement panels, and ACNielsen is paying the costs associated with the establishment and maintenance of these panels in the countries initially targeted by the joint venture. The countries to be targeted by the joint venture will be determined from time to time by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. We will not be directly obligated to pay any fees to the joint venture or ACNielsen related to the establishment of panels. However, we will be responsible for our pro rata portion of the joint venture's capital requirements, based on our proportionate voting interest, to the extent the joint venture requires capital other than for the establishment and maintenance of these initial panels.

    The joint venture has exclusive rights to market its Internet audience measurement services in countries outside the United States, Canada, and Japan. We have exclusive rights to market these services in the United States and Canada. Under this operating agreement, we have agreed not to offer any Internet audience measurement service in countries outside the United States and Canada. In addition, the joint venture and ACNielsen have agreed not to offer any competing Internet audience measurement service anywhere in the world.

    Revenue from the joint ventures' Internet audience measurement services is allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service:

  •
  The joint venture retains 100% of any revenue from services that the joint venture sells to customers outside North America based on data from panels outside North America;

  •
  NetRatings and the joint venture each record a 50% international panel fee from services that NetRatings sells to customers in North America based on data from panels outside North America or services that the joint venture sells to customers outside North America based on North American panel data.

  •
  The sale of data generated by a panel outside of North America results in a technology royalty of 7-10% of such revenue, depending on the joint venture. However, during the five year period commencing October 1, 1999, the ACNielsen eRatings.com joint venture shall pay to NetRatings a minimum fee of $7.5 million and a maximum fee of $15 million for such five year period.

  •
  If either NetRatings or the joint venture sells services based on data from a combination of panels located both inside and outside North America, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

    To complete the initial capitalization of the joint venture, ACNielsen has contributed cash to fund the initial roll-out costs, consisting of the costs incurred to establish Internet audience measurement panels in each of the countries initially targeted by the joint venture, as such costs are incurred by the joint venture, and we have granted an exclusive license with respect to our data collection technology for the covered territory, subject to specified performance criteria. The schedule for establishing panels in each country is subject to determination from time to time by the joint venture's operating committee. ACNielsen has publicly announced that it expects to spend approximately $50 million by the end of 2001 to fund the initial roll-out costs of the joint venture. The preferred stock initially purchased by ACNielsen, together with any additional preferred stock purchased as part of the funding of the initial roll-out costs, will continue to have an 80.1% voting interest and be convertible into 80.1% of the common stock of the joint venture. All preferred stock issued by the joint venture will have a liquidation preference equal to the original purchase price.

    We have entered into a stockholders agreement with ACNielsen setting forth procedures for funding the ongoing operations of the joint venture. Apart from the initial roll-out costs, the capital requirements of the joint venture will be the responsibility of both companies in proportion to their relative voting interests in the joint venture. Prior to September 23, 2001, however, ACNielsen has agreed to advance these capital requirements by either purchasing additional stock, making loans to the joint venture bearing interest at the prime rate, or arranging loans from third parties. At the end of this period, the joint venture must repay any such loans from ACNielsen, and we must reimburse ACNielsen for our pro rata portion of any such stock purchases, after which the additional stock issued to ACNielsen will be retired. As of December 31, 2000, NetRatings has recorded accrued capital contributions related to the joint venture of $2.4 million which, under the agreement, will be payable in September 2001.

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

Products and Services

    Our products and services provide our customers with the ability to accurately track and analyze Internet audience behavior, in addition to in-depth research reports across a variety of Internet-related subjects. Our syndicated products and services, which are marketed under the Nielsen//NetRatings brand and sold primarily on an annual subscription basis, include:

AUDIENCE MEASUREMENT SERVICES.  These core services provide information such as comprehensive audience traffic measures for Web sites, audience exposure and response to advertising banners and audience demographics linked directly to site and advertising data;

eCOMMERCE SERVICES.  These services, offering both information reports and data-driven analytics, focus specifically on audience behavior related to electronic commerce. Reported measures include loyalty and retention indicators, cross-site visitation reports, conversion rate information, purchase amounts, shopping satisfaction and purchase intent.

MEDIA AND ADVERTISING SERVICES.  These services, offering both information reports and data-driven analytics, provide special purpose information for such areas as online advertising spending and effectiveness, streaming media usage and user bandwidth measurement.

AUDIENCE MEASUREMENT SERVICES

    We provide a range of syndicated weekly and monthly Internet audience measurement reports that can be accessed online through our customizable myNielsen//NetRatings user interface. We currently offer two categories of reports. Our Quick Looks reports provide customers with comprehensive, pre-defined Internet user behavior and demographic information. Our Select Views reports provide customers with specific audience information generated by a powerful, menu-driven interface. In addition, we provide industry based audience measurement services such as our Local Market Service, Internet Investment Strategies Service, and our PRIZM Service.

  QUICK LOOKS REPORTS

  WEB SITE REPORTS.  These reports provide key measures of Internet users' site activity. Each report contains information on the size and demographic composition of the unique audience, the percent of the total Internet audience that can be reached at each site, the sites ranked by audience size or other criteria, total page views, and pages viewed and time spent per person.

Report	Description
Top Web Sites by Property	Reports key information for all Web sites owned by the same entity. For example, a report for Yahoo would include all activity information for all of the Yahoo-owned properties including Yahoo.com and Broadcast.com.
Top Web Sites by Domain	Reports key information for activity on individual domains. For example, www.yahoo.com is considered one domain, and may consist of numerous individual Web Sites.
Top Web Sites by Unique Site	Reports key information by individual site and top pages within a site. For example, quote.yahoo.com is a unique site within the www.yahoo.com domain.
Top Web Sites by Category	Categorizes sites and domains by content groupings such as sports, finance, news and information, allowing comparison of similar sites.
Custom Property	Provides alternative customized site consolidations based on client requests.

  BANNERTRACK REPORTS.  These reports provide detailed audience information about Internet banner advertising for use in competitive research, advertising and creative analysis, as well as an overall view of current advertisers and where they are advertising, allowing advertising planners to evaluate the creative content of advertising and how effectively advertising reaches various audiences. Key measures include the number of actual advertising images, banner rank, unique audience size and demographic composition, percent of the Internet audience that can be reached by each advertisement, and click rate.

Report	Description
Top Banner Advertisements by Impression	Ranks the top viewed banner advertisements and sponsorship buttons.
Advertising by Domain	Ranks the top advertising sites with information showing the advertisers and their respective advertising that appeared on individual sites.
Advertising by Company	Ranks the top advertisers with detailed information showing the sites on which they advertised and identifying their top advertisements.

  AUDIENCE SUMMARY REPORTS.  These reports provide a comprehensive profile of the entire Internet audience in each country served including size and demographic composition of the unique audience, total page views, number of usage sessions and time spent per person.

Report	Description
Audience Profile	Displays overview information for the total U.S. Internet population.
Daily/Hourly Traffic	Details Audience Profile report information by specific day and hour.
Average Usage	Displays summary statistics on overall Internet usage.
AOL Audience	Displays audience size, audience demographic composition and average time spent within the America Online proprietary service.

  SELECT VIEWS REPORTS

  Our Select Views reports provide customers with the ability to pinpoint specific audience information via easy-to-use, menu-driven queries into the Nielsen//NetRatings database.

  SITE REPORTS

Report	Description
Demographic Targeting	Allows customers to identify the best sites to reach a specific demographic population on the Web. Information includes the size of the audience and the percent of the audience at a given site meeting the demographic targeting criteria.
Audience Profile	Provides a detailed side-by-side demographic comparison of audiences at different sites.
Unduplicated Audience	Provides an analysis of the audience overlap across multiple sites. Details the size and demographic composition of the site's shared and exclusive audience.
Trend	Allows graphical comparison of audience statistics for multiple sites across user-selected time periods including three and six week increments as well as one, six and twelve month reporting.

  BANNERTRACK ADVERTISING REPORTS

Report	Description
Demographic Targeting	Allows customers to identify which advertising has been the most effective in reaching particular demographic groups.
Audience Profile	Allows customers to compare the audience size and demographic composition for selected advertisements in the same campaign, or across different advertisers.

  LOCAL MARKET SERVICE

  These reports evaluate U.S. audience traffic patterns by Designated Market Area, or DMA. We currently report information for 35 DMAs. The reports offer valuable insights into the local reach and audience composition of sites on a market by market basis, allowing media companies and advertisers to more effectively target audiences on a local and regional basis.

  PRIZM SERVICE

  Claritas' PRIZM segmentation system is a well understood and popular way to identify consumers by their lifestyle and geographic location. Our PRIZM reports evaluate Internet behavior by these PRIZM segments. Marketers familiar with PRIZM can use this information to understand the online behaviors and site visitation habits and compare that to the offline media usage of their target segments.

  INTERNET INVESTMENT STRATEGIES SERVICE

  This series of reports provides research information for the investment community, geared to meet the specific needs of market analysts, institutional investors, brokers and venture capitalists. Financial services firms utilize our Internet Investments Strategies service to evaluate the performance of their online trading initiatives and those of their competitors. In addition, these firms use this service to help measure the online performance of companies on which the firm provides "sell side" research for as well as using our data to evaluate the online performance of competing companies. Our service provides the subscribing firm with audience measurement metrics, syndicated analytical reports, and a predetermined number of consultation hours with our staff of analysts.

eCOMMERCE SERVICES

    We leverage the information gathered in our core database by offering data-driven analysis that places the activity and behavioral data into context, geared toward the specific research needs of companies engaged in e-commerce. Subscribers to our eCommerce services also receive direct access to a NetRatings analyst for a specific number of hours of private consultation and inquiry. Our eCommerce services include:

  eCOMMERCE STRATEGIES SERVICE

  Through the E-Commerce Strategies service, our customers gain an actionable understanding of visitors, shoppers, buyers, and competitors. Extensive data reports offer point-and-click access to key metrics such as visitor loyalty, site importance, secure mode activity, audience measures, ranking, and competitive shopping matrices. Written analytical reports help merchants with their marketing strategies, identify new trends and specific merchant sales conversion rates, and warn of changes in the market. Direct access to a team of e-commerce analysts provides Nielsen//NetRatings clients with a competitive edge in the changing e-commerce marketplace. In December 2000, 75% of Web users went shopping online and 43% of those made purchases online, repeatedly overwhelming merchants who realized that their own internal analysis and reporting lacks an understanding of non-buyers, competitor activities, and much more.

  As e-commerce continues along a stable growth curve, with online shopping trips in 2000 up 52% over 1999, the E-Commerce Strategies service unleashes the wealth of data obtained from the Nielsen//NetRatings audience panel to provide detailed, timely, and actionable insights for online merchants, their brick-and-mortar counterparts, investors, and suppliers.

  eCOMMERCE PULSE

  In January 2001, we introduced our eCommercepulse product which we have developed in partnership with Harris Interactive. Harris Interactive is a leader in providing survey-based data that leverages more than 7 million participating panelists. This online-survey-based product is designed to provide detailed purchasing and satisfaction information from a monthly random survey of 33,000 Internet users. Reports are delivered on a vertical product category basis for 14 different categories. Reported measures include amount spent by product category, number of online shopping experiences and transactions, amount spent offline for each dollar spent online, future purchase intent and a variety of satisfaction measures.

MEDIA AND ADVERTISING SERVICES.

    This series of information reports and written analysis focuses on competitive advertising spending and effectiveness as well as the impact of bandwidth and streaming media usage on content and delivery strategies and is targeted toward the advertising agencies in addition to the media Internet companies.

  ADSPECTRUM

  AdSpectrum is a competitive advertising expenditure measurement service. Key reports include: Top Ad Spenders and Sellers, Top Advertisers, New Creative, and Top banners. AdSpectrum is unique in its reporting of advertising occurrences as seen by actual Internet users. This approach allows AdSpectrum to accurately report such measures as click rate, demographic profiles of audiences exposed to specific campaigns, and other advertising effectiveness metrics. AdSpectrum spending estimates are based on survey data collected from actual ad buys, as opposed to rate card pricing, making spending estimates a more accurate reflection of real-world spending than competing services.

  INTERNET MEDIA STRATEGIES SERVICE

  This series of reports and data-driven analyses investigates issues pertinent to media and content sectors, such as usage of streaming media, impact of bandwidth on Internet usage and local market usage. This service also focuses on the evolving convergence of television and the Internet and the factors that affect its progress. Users can select from a series of data-oriented reports in addition to utilizing a predetermined number of consultation hours with our staff of analysts.

Audience Measurement Methodology

    Our Internet measurement products and services extend to the Internet the Nielsen sampling methodology for television audiences by collecting, aggregating and correlating Internet usage data with demographic profiles of panel members. The resulting information is organized in a manner consistent with traditional media research data so that the advertiser or marketer can integrate

Nielsen//NetRatings information into the development of comprehensive media, marketing and product plans. As of December 31, 2000 our United States at-home Internet panel consisted of more than 61,000 persons.

    We have also developed a high-quality panel of at-work Internet users in the U.S. to enable us to collect data regarding the significant proportion of Internet usage that takes place at the workplace. We began developing this panel in September 1999 and began reporting data from the panel in February 2000. As of December 31, 2000 this at-work panel consisted of over 7,700 members and we expect to have more than 10,000 panel members by the end of 2001. At-work panels are currently being recruited in countries outside of the United States through our joint venture with ACNielsen and we anticipate reporting on these panels during 2001.

    Globally, we have over 220,000 users participating in our media research panels in 21 countries. We believe that the quality of information derived from a sample is directly related to the quality of the sample. To assure quality, our panel sampling methodology includes the following critical components:

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

    Sample Design.  For a sample to be representative of the total Internet user population, the selection process must be random. In addition, the higher the cooperation rate among selected individuals, the more representative the sample and the more reliable the sample data. Our panels are constructed using a process called random digit dialing, which involves recruiting panel members by calling randomly selected telephone numbers. Telephone numbers are randomly and systematically selected with equal probability, with adjustments made to account for households with more than one phone number. To maximize the cooperation rate, households are called up to 15 times in an attempt to make contact. Eligible households, namely, those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive in the form of a savings bond for their participation. Eligible households that decline to participate in the panel, households without Internet access, non-residential telephone numbers and non-working or non-contacted telephone numbers are called again at six-month intervals.

    Sample Management.  Given the continuing rapid growth of the Internet, the online population changes in size and composition faster than audiences of other major media. Our sample management process strives for ongoing cooperation from existing panel members. We also recontact previous non-Internet households to ensure that new telephone numbers are included in the random sampling process.

Technology

    Through the use of our proprietary tracking software, we have developed the following audience measurement capabilities:

  •
  daily and weekly activity reports made possible by collection of user activity data in real time;

  •
  advertising banner tracking and reporting by banner, advertiser and domain viewed by the audience;

  •
  tracking of e-commerce purchase activity and related audience behavior;

  •
  tracking of streaming media usage and user bandwidth consumption; and

  •
  tracking of use of other applications run on the panelists' PC.

    NetRatings' audience tracking software has the following characteristics:

  •
  collects real-time, comprehensive Web activity and AOL proprietary online service activity;

  •
  collects the same data in the same way, regardless of whether the user is accessing the Internet via a PC or Macintosh platform, and provides portability to non-PC Internet access devices such as television set-top boxes and Internet gaming devices;

  •
  automatically measures banner advertisement viewing and clicking, e-commerce activity, cached page views and page loading times and the users that viewed these activities;

  •
  requires virtually no panelist intervention once installed and can be automatically upgraded, allowing functional enhancement without panelist interaction; and

  •
  automatically encrypts all panelist activity data prior to transmission ensuring the privacy of panelist data.

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

Customers

    More than 770 customers globally currently use our services for a wide range of purposes including strategic planning, buying and selling Internet-based advertising; planning and developing e-commerce strategies; gaining competitive intelligence; understanding Internet user behavior; and analyzing and tracking Internet investment opportunities. As of December 31, 2000, 35% of the Fortune 100 were subscribers to Nielsen//NetRatings services. The following table is a list of our top three customers based on contract value in each of our principal customer sectors.

Advertising Agencies	Media Companies	Technology Companies
• Mindshare	• America Online	• IBM
• Organic	• Reuters	• Intel
• True North	• Time Warner	• Microsoft
Business Services Companies	Internet Companies	Retailers/Marketers
• American Express	• Ask Jeeves	• JCPenny
• Credit Suisse First Boston	• iVillage	• Johnson & Johnson
• McKinsey & Company	• Yahoo!	• National Football League

Sales and Marketing

    Nielsen//NetRatings products and services are sold by NetRatings and Nielsen Media Research in their respective markets in North America, and by ACNielsen eRatings.com and related joint venture partners in their respective International markets. As of December 31, 2000, we had 35 sales representatives located in Milpitas, California, New York, Boston, Chicago, Washington, DC, Atlanta, Denver, Austin, Los Angeles, and Chatham, New Jersey. NetRatings sales representatives receive a base salary and are eligible for commissions based on revenue and sales goals while NetRatings provides a 35% commission to Nielsen Media Research for the sale of products by its sales representatives to cover sales and marketing costs. Nielsen Media Research, ACNielsen eRatings.com, and our other joint venture partners also resell the U.S. audience measurement services to their international base of Nielsen//Netratings customers. Other partners such as Spectra, Claritas, Scarborough Research and Giga Research resell either existing Nielsen//NetRatings services our customized data from our services as part of their product offerings.

    Our primary marketing objective is to leverage and build upon the brand-awareness of the Nielsen//NetRatings name throughout our target audiences. We use public relations activities to gain publicity for our products and services as well as use of, and/or reference to, our data by both traditional and Internet press, and financial and industry analysts. Further company and product visibility is gained through speaking engagements, webcasts, and participation at industry events by our executive officers. In addition, we provide daily unique audience information for top Internet sites to the Bloomberg service, which distributes online financial information to 140,000 terminals worldwide. Each week, Advertising Age magazine features an entire page of Internet audience and advertising data from our service. Standing arrangements for use of our data also exist with key business and trade press including Reuters, New York Times, U.S. News and World Report, Industry Standard, USA Today, Entertainment Weekly, Hollywood Reporter, Business 2.0, CNBC, and CBS Marketwatch.

International Operations

    We believe that global expansion of the Nielsen//NetRatings service is a critical component in establishing a worldwide currency for Internet audience measurement. In June 1999, we commenced our international expansion by establishing our first joint venture, NetRatings Japan. As of December 31, 2000, we held a 26% ownership interest, our joint venture with ACNielsen has a 20% interest and the remaining ownership is held by several Japanese investors. NetRatings Japan is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. We have licensed our data collection and reporting technology to NetRatings Japan for use in Japan. NetRatings Japan has modified this technology for use in Japan, has recruited a Japanese audience panel, and is currently reporting data.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. See "Strategic Relationships—Joint Venture with ACNielsen."

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we currently hold a 30% ownership interest. In addition, our joint venture with ACNielsen currently holds a 20% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing the Nielsen//NetRatings branded products and services to the French Market.

Research and Development

    We believe that our future success and our ability to become the standard for Internet audience measurement information and analysis will depend in large part on our ability to continually develop new and enhanced products and services. Accordingly, we are committed to the investment of significant resources toward internal research and product development activities. Our research and development activities are organized into three functional areas: data collection technology development, reporting systems development, and research methodology.

    During 1998, 1999 and 2000, our research and development expenses were $1.2 million, $3.1 million and $6.6 million, respectively. As of December 31, 2000, we had 51 employees engaged in research and development activities.

Intellectual Property

    Our success and ability to compete is dependent in part on the protection of our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Although we have filed for a patent on certain aspects of our technology, we cannot assure you that a patent will be issued as a result of this pending application or that any patent that may be issued will be upheld. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid or will be adequate to protect our proprietary technology and information. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

    On March 27, 2001, Jupiter Media Metrix filed a suit against us and another, unaffiliated company in the United States District Court of Delaware alleging infringement of U.S. Patent No. 6,115,680—see "Item 3—Legal Proceedings." In the future other third parties may also assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology to avoid infringement, our business would be significantly harmed.

Competition

    The market for Internet audience measurement and analysis is rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services, our principal competitor is Jupiter Media Metrix. Competition in Internet audience measurement is also offered by PC Data, Inc. and Comscore Networks in the United States. Globally, we face competition from NetValue, a French company which provides audience measurement services in the U.S. and major markets in Europe and Asia. Other international competitors are more regionally focused and include Red Sheriff and iamasia. We expect competition in our market to intensify in the future.

    We believe that the market for Internet audience measurement services will eventually gravitate toward a uniform standard, based on data collected by a single service provider, that will allow companies to make meaningful decisions regarding online advertising and commerce. We therefore believe that one leading provider is likely to emerge in the market for Internet audience measurement services. Jupiter Media Metrix has provided Internet audience measurement services since 1995 and, as the "first mover" in this market, has a head start in becoming the industry standard for such services.

    We believe that the principal competitive factors in our market are:

  •
  the development of independent, reliable measurement panels worldwide that are representative of the entire target audience;

  •
  the timeliness of reported results;

  •
  the breadth and depth of measurement services offered and their flexibility and ease of use;

  •
  the availability of geographically comprehensive global activity data;

  •
  the ability to provide quality analytical services derived from Internet audience measurement information; and

  •
  pricing.

    Some of our competitors have longer operating histories, larger customer bases, and greater marketing resources than we have. In addition, some of our competitors may be able to:

  •
  devote greater resources to marketing and promotional campaigns;

  •
  adopt more aggressive pricing policies; or

  •
  devote more resources to technology and systems development.

    In light of these factors, we may be unable to compete successfully in our market.

Employees

    As of December 31, 2000, we had 160 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

    Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

ITEM 2. PROPERTIES

    Our corporate headquarters are located in Milpitas, California. We lease approximately 40,000 square feet for our headquarters which includes research and development, sales and marketing, and general and administrative operations, under leases expiring in 2005. We also lease a sales office in Chatham, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against NetRatings in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we breached our obligations under the agreement by failing to pay PaineWebber a fee based upon our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for our initial public offering.

    On June 28, 2000 the court ruled in our favor in connection with our motion to dismiss PaineWebber's claims that we improperly failed to retain PaineWebber as a managing underwriter in our initial public offering but granted PaineWebber's motion for summary judgment as to its liability on the claim that we failed to pay PaineWebber a fee based upon our sale of equity securities to Nielsen Media Research.

    Both parties initially filed Notices of Appeal in connection with the above rulings, but those notices of Appeal have been mutually withdrawn. At the same time, the parties have cross-moved for summary judgment fixing the amount of damages. Although PaineWebber's original complaint sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $3 million (plus interest.)

    We intend to vigorously dispute PaineWebber's damage analysis. Since the court has not yet ruled on the cross-motions, management is unable to predict the final outcome of this litigation. However, management currently believes that the resolution of this matter will not have a material adverse impact on our financial position, results of operations or cash flows. Depending on the amount and timing, an unfavorable resolution could materially affect our future results of operations or cash flows in a particular period.

    On March 27, 2001, Jupiter Media Metrix filed suit against us and another, unaffiliated company in the United States District Court for the District of Delaware. The case is captioned, Jupiter Media Metrix, Inc. v. NetRatings, Inc. and NetValue USA, Inc. (Civil Action No. 01-CV-193). The complaint alleges infringement of U.S. Patent No. 6,115,680 and is entitled "Computer Use Meter and Analyzer." The complaint seeks unspecified compensatory and treble damages and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. We have not yet filed an answer to the complaint. We intend to vigorously defend against the assertion of infringement. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    NetRatings' Common Stock is quoted on the Nasdaq National Market under the symbol NTRT. The following table sets forth the range of high and low closing sales prices for each period indicated and reflects all stock splits effected by the Company:

	2000		1999
	High	Low	High	Low
First quarter	$55.00	$22.00	$—	$—
Second quarter	34.50	13.25	—	—
Third quarter	32.94	14.31	—	—
Fourth quarter	$22.13	$12.19	$53.75	$24.88

    We had approximately 133 stockholders of record as of March 6, 2001; this does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. We have not declared or paid any cash dividends on our Common Stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

	2000	1999	1998	Period from July 2, 1997 (Inception) to December 31, 1997
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$20,411	$3,040	$237	$—
Gross profit (loss)	7,700	(3,883)	(824)	—
Total operating expenses	39,615	14,908	2,944	1,787
Operating loss	(31,915)	(18,791)	(3,768)	(1,787)
Net loss	(14,302)	(17,866)	(3,879)	(1,781)
Basic and diluted net loss per common share	$(0.45)	$(5.01)	$(2.78)	$(2.03)
Weighted average shares outstanding used in computing basic and diluted net loss per share	31,969	3,563	1,393	878
Balance Sheet Data:
Cash and cash equivalents	$47,610	$319,325	$1,343	$551
Short-term investments	286,412	12,931	—	—
Working capital (deficit)	320,175	327,418	(2,791)	78
Total assets	351,165	336,799	1,965	980
Deferred revenue	10,876	3,444	280	—
Long-term debt and capital lease obligation, net of current portion	93	265	130	—
Total stockholders' equity (deficit)	$326,101	$328,261	$(2,448)	$472

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Factors That May Affect Our Performance" and elsewhere in this Annual Report on Form 10-K. The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

    We were incorporated in July 1997 to provide Internet audience measurement information and analysis. From our founding through the launch of our initial NetRatings service offering in March 1998, we were primarily engaged in research activities, developing our initial products and services, raising capital, and building our business infrastructure. Our initial service offering utilized a Web-based panel selection methodology, a relatively small audience panel, and an early version of our data collection software. In October 1998, we established our strategic relationship with Nielsen Media Research. Through this relationship, we began developing an expanded Internet audience measurement panel based on the Nielsen Media Research audience sampling methodology and enhanced versions of our software. In March 1999, we launched our Nielsen//NetRatings brand of product and service offerings in the United States and in June 2000 we began providing data based on our Canadian panel.

    In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan. NetRatings Japan is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. In March 2000, NetRatings Japan began providing data based on the Japanese audience measurement panel. As of December 31, 2000, we held a 26% direct ownership interest in NetRatings Japan, ACNielsen eRatings.com, our joint venture partner, held a 20% ownership, and the remaining ownership interest was held by various Japanese investors.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, ACNielsen eRatings.com, in which we held a 19.9% ownership interest as of December 31, 2000 and ACNielsen held the remaining 80.1%, we have developed and released data for Internet audience measurement panels in Australia, Brazil, Denmark, Finland, Germany, Hong Kong, Ireland, Italy, Korea, Netherlands, New Zealand, Norway, Singapore, Spain, Sweden, Taiwan, and the United Kingdom. Panels are now under development in Austria, Belgium, Israel, Mexico, South Africa, and Switzerland, and it is anticipated that these services will be rolled out before the end of 2001. As part of this joint venture, ACNielsen is responsible for the costs related to the initial development of these panels.

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of December 31, 2000, ACNielsen eRatings.com held a 20% ownership interest, and Mediametrie held the remaining ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. In September 2000, Mediametrie eRatings.com began providing data based on the French audience measurement panel.

    Through our strategic relationships and our joint ventures, we now provide the Nielsen//NetRatings service in 21 countries and panel development has commenced in an additional 6 countries.

    We generate revenue from the sale of our Internet audience measurement products and services. Through December 31, 2000, our information and analytical products and services, which include our Audience Measurement services, eCommerce services, and Media and Advertising Services have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a portion of our revenue from the sale of custom research services and royalty payments from our joint venture partners. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base for the Nielsen//NetRatings service has increased from over 255 customers worldwide as of December 31, 1999 to more than 770 customers worldwide as of December 31, 2000.

    Cost of revenue consists primarily of expenses related to the recruitment and maintenance of our U.S. and Canadian audience measurement panels, which are expensed as they are incurred. Accordingly, such expenses are not directly related to revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer's subscription agreement, as the data is provided. We believe that the continued development and enhancement of audience measurement panels is essential to the long-term expansion of our business. We expect that costs of revenue will increase in future periods as we continue to develop and enhance our audience measurement panels and add additional panel infrastructure to support the growth of our services.

    Research and development expenses consist primarily of compensation and related costs for personnel associated with our research services and product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. We also anticipate that additional development resources will be required to support the international activities of our joint ventures as well as planned expansion of our services. Accordingly, we expect that research and development expenses will increase in absolute dollars in future periods.

    Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. We intend to expand our sales force in conjunction with our domestic expansion and to support our international joint ventures. We also intend to increase our marketing activities to enhance the awareness of the Nielsen//NetRatings brand and our products and services. We therefore expect that sales and marketing expenses will increase in future periods.

    General and administrative expenses consist primarily of salaries and related costs for executive, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees, provisions for doubtful accounts, and other general corporate expenses. We expect that general and administrative expenses will increase in absolute dollars in the future as we add personnel and information systems to support expanding operations and incur additional costs related to the growth of our business and the reporting requirements of a public company.

    In connection with the grant of certain stock options to employees, we recorded non-cash stock-based compensation costs of $3.9 million as of the year ended December 31, 1999 representing the difference between the exercise price of these options and the fair value of our common stock as of the date of grant. These amounts are being amortized over the respective vesting periods of the options using a graded vesting method. Simultaneously with the Series C Preferred Stock financing in August 1999, we entered into additional agreements with Nielsen Media Research governing our strategic relationship with it. We also issued two warrants to Nielsen Media Research, with respect to which we recorded non-cash stock-based compensation costs of $46.7 million for the year ended

December 31, 1999 representing the Black-Scholes value of these warrants. These costs are being amortized over five years. We recognized non-cash compensation charges of $10.7 million and $5.3 million for the years ended December 31, 2000 and 1999, representing amortization of these stock-based compensation costs. We have not recorded any additional non-cash stock-based compensation costs for the year ended December 31, 2000. As of December 31, 2000, the remaining non-cash stock-based compensation was scheduled to be amortized at the rate of approximately $9.7 million, $9.3 million, $9.1 million, and $7.6 million in the years ended December 31, 2001, 2002, 2003 and 2004, respectively. The actual amount of these charges to be recognized in future periods could decrease if options for which accrued compensation has been recorded are terminated before they vest.

    Loss from joint ventures represents an accrual for future capital contributions to our ACNielsen eRatings.com joint venture, as well as the write down of certain joint venture investments for our pro rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock." We expect the losses related to joint ventures will continue in future periods as we reach operational status on countries served by our ACNielsen eRatings.com joint venture and continue our investment in our Japan and French joint ventures. Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments' balances. Interest expense relates to the interest charges incurred in connection with our credit facilities as well as the interest charges associated with our accrual for future capital contributions to our ACNielsen eRatings.com joint venture. Due primarily to anticipated declines in interest rates in 2001, we expect interest income to decrease in future periods.

    We have recorded no provision for federal or state income taxes for any period since our inception as we have incurred losses in each period. As of December 31, 2000, we had net operating loss carryforwards for federal and state income tax purposes of approximately $16,800,000 and $14,200,000, respectively, available to reduce future taxable income, expiring in 2005. Utilization of the net operating loss tax and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization. See Note 10 of Notes to Financial Statements.

    We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $14.3 million, $17.9 million, $3.9 million, and $1.8 million for the years ended 2000, 1999, 1998, and the period from July 2, 1997 (inception) through December 31, 1997, respectively. We intend to invest heavily to add a disaster recovery data center, strengthen our direct sales force, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. See "Factors That May Affect Our Performance—We have incurred losses since inception and we may be unable to achieve profitability."

Results of Operations

    The following table sets forth for the years indicated certain financial data as a percentage of revenue:

	2000	1999	1998
Revenue	100%	100%	100%
Costs of revenue	62%	228%	448%
Gross profit (loss)	38%	(128)%	(348)%
Operating expenses:
Research and development	32%	100%	500%
Sales and marketing	86%	153%	478%
General and administrative	24%	61%	253%
Stock-based compensation	52%	176%	11%
Total operating expenses	194%	490%	1,242%
Loss from operations	(156)%	(618)%	(1,590)%
Interest income (expense), net	103%	30%	(47)%
Loss on joint ventures	(17)%	—	—
Net loss	(70)%	(588)%	(1,637)%

    The following table sets forth operating results for each of the eight quarters ended December 31, 2000:

	2000
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)
Revenue	$3,101	$4,697	$6,005	$6,608
Gross profit (loss)	143	1,554	2,635	3,368
Loss from operations	(9,038)	(8,193)	(7,883)	(6,801)
Net loss	(4,045)	(3,869)	(3,695)	(2,693)
Net loss per share	$(0.13)	$(0.12)	$(0.11)	$(0.08)
	1999
	Q1	Q2	Q3	Q4
Revenue	$166	$476	$844	$1,554
Gross profit (loss)	(865)	(649)	(1,269)	(1,100)
Loss from operations	(2,110)	(3,548)	(4,987)	(8,146)
Net loss	(2,177)	(3,603)	(4,890)	(7,196)
Net loss per share	$(1.09)	$(1.61)	$(0.94)	$(0.56)

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Revenue.  Revenue increased 571% to $20.4 million for the year ended December 31, 2000 from $3.0 million for the year ended December 31, 1999. Sales of our information and analytical products and services accounted for substantially all of the revenue for each year. The increase in revenue was primarily due to the increase in the number of customers coupled with the introduction of new products and services, including the international audience measurement services as well as new analytical services. The increase in 2000 also represents the amortization of deferred revenue associated with our customer subscriptions in accordance with our revenue policy. For the year ended December 31, 2000, our audience measurement service comprised 69% of our revenue, compared to 83% for the year ended December 31, 1999; our suite of analytical services comprised 22% of the revenue, compared to 17% for the year ended December 31, 1999; and international royalties accounted for the remaining 9% with no corresponding royalties for the year ended December 31, 1999. During the year ended December 31, 2000, no customer accounted for more than 10% of our revenue.

    Cost of Revenue.  Cost of revenue increased 84% to $12.7 million, or 62% of revenue, for the year ended December 31, 2000 from $6.9 million, or 228% of revenue, for the year ended December 31, 1999. The increase reflects costs incurred in 2000 relating to the production support of our Nielsen//NetRatings online services, initiation of our Canadian and U.S. at work panels, and the amortization of the data acquisition costs due to our joint ventures recognized ratably over the terms of the subscription agreements, as the data is provided.

    Research and Development.  Research and development expenses increased 116% to $6.6 million, or 32% of revenue, for the year ended December 31, 2000 from $3.1 million, or 100% of revenue, for the year ended December 31, 1999. The increase was primarily from the two-fold increase in the number of employees and other payroll-related expenses partially offset by reimbursement by our international joint ventures for engineering services performed on their behalf.

    Sales and Marketing.  Sales and marketing expenses increased 276% to $17.5 million, or 86% of revenue, for the year ended December 31, 2000 from $4.7 million, or 153% of revenue, for the year ended December 31, 1999. The increase was primarily due to the two-fold increase in the number of sales and marketing employees, a four-fold increase in commission-related expenses resulting from a 571% increase in revenue, and increased costs related to the promotion of our products.

    General and Administrative.  General and administrative expenses increased 162% to $4.8 million, or 24% of revenue, for the year ended December 31, 2000 from $1.9 million, or 61% of revenue, for the year ended December 31, 1999. This increase in absolute dollars was primarily related to a three-fold increase in the number of administrative personnel to support our expanded operations, expansion of our facilities, recurring and non-recurring professional fees, and an increase in the provision for doubtful accounts.

    Stock-based compensation.  Stock-based compensation expenses increased 99% to $10.7 million, or 52% of revenue, for the year ended December 31, 2000 from $5.3 million, or 176% of revenue, for the year ended December 31,1999. The increase primarily resulted from a full year of amortization expense related to the deferred compensation costs resulting from the issuance of warrants to Nielsen Media Research in 1999.

    Loss from joint ventures.  Loss from joint ventures for the year ended December 31, 2000 was $3.4 million or 17% of revenue. We did not record any losses related to our joint ventures in the corresponding period in 1999 as they were not operational.

    Interest Income, Net.  Interest income, net, increased to $21.0 million, or 103% of revenues, for the year ended December 31, 2000 from $925,000, or 30% of revenues, for the year ended December 31, 1999. Interest income increased due to the addition of $307 million in cash and cash equivalents and short-term investments resulting primarily from our initial public offering and the concurrent private placement transactions with Nielsen Media Research. See further discussion of these transactions in "Notes to the Financial Statements, Note 4: Redeemable Convertible Preferred Stock."

    Net Loss.  For the year ended December 31, 2000, our net loss decreased to $14.3 million, or a loss of $0.45 per share on approximately 32.0 million shares outstanding, as compared to a net loss of $17.9 million, or a loss of $5.01 per share on approximately 3.6 million shares outstanding, for year ended December 31, 1999. This decrease is primarily due to an increase in revenue recorded and a reduction in cost of revenue as a percentage of revenue, offset by the continued expansion of the Company, the accrued losses on joint venture activity, and the amortization of stock-based compensation.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Revenue.  Revenue increased 1,183% to $3.0 million for the year ended December 31, 1999 from $237,000 for the year ended December 31, 1998. Sales of our information and analytical products and services accounted for substantially all of the revenue for each year. The increase in revenue was primarily due to the introduction of our Nielsen//NetRatings service in March 1999 and additional product and service offerings that resulted in a substantial increase in the number of our customers. For the year ended December 31, 1999, our audience measurement service comprised 83% of our revenue and our suite of analytical services accounted for the remaining 17%. During the year ended December 31, 1999, no customer accounted for more than 10% of our revenue.

    Cost of Revenue.  Cost of revenue increased 552% to $6.9 million, or 228% of revenue, for the year ended December 31, 1999 from $1.1 Million, or 448% of revenue, for the year ended December 31, 1998. This increase primarily reflected costs incurred in 1999 relating to the development of both the Nielsen//NetRatings home audience measurement panel from 5,800 members at January 1, 1999 to 39,000 at December 31, 1999 and initial development costs related to our work panel.

    Research and Development.  Research and development expenses increased 158% to $3.1 million, or 100% of revenue, for the year ended December 31, 1999 from $1.2 million, or 500% of revenue, for the year ended December 31, 1998. The increase was primarily due to a three-fold increase in the number of employees engaged in research and development.

    Sales and Marketing.  Sales and marketing expenses increased 311% to $4.7 million, or 153% of revenue, for the year ended December 31, 1999 from $1.1 million, or 478% of revenue, for the year ended December 31, 1998. This increase was primarily attributable to sales commissions related to a significant increase in revenue, a six-fold increase in the number of direct sales and marketing employees and increased costs related to the promotion of our products and services.

    General and Administrative.  General and administrative expenses increased 209% to $1.9 million, or 61% of revenue, for the year ended December 31, 1999 from $600,000, or 253% of revenue, for the year ended December 31, 1998. This increase was primarily related to an increase in the number of administrative personnel to support our expanded operations, expansion of our facilities, and non-recurring legal fees. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate than expenses.

    Interest Income (Expense), Net.  Interest income (expense), net, increased to $925,000 of net interest income for the year ended December 31, 1999 from $111,000 of net interest expense for the year ended December 31, 1998. Interest expense increased due to interest paid to Nielsen Media Research and other investors under short-term promissory notes and increased borrowings under our credit facilities. Interest expense was more than offset by increases in interest income related to the addition of $307 million in cash and cash equivalents and short-term investments resulting primarily from our initial public offering and the concurrent private placement transactions with Nielsen Media Research. See further discussion of these transactions in "Notes to the Financial Statements, Note 4: Redeemable Convertible Preferred Stock."

    Net Loss.  Net loss increased 361% to $17.9 million, or 588% of revenue, for the year ended December 31, 1999 from $3.9 million, or 1,637% of revenue, for the year ended December 31, 1998. This increase was primarily due to costs associated with the development of the Nielsen//NetRatings audience measurement panels, a four-fold increase in headcount to support our expanded operations, and an increase in stock based compensation expenses.

Liquidity and Capital Resources

    Cash and cash equivalents and short-term investments increased to $334.0 million at December 31, 2000 from $332.3 million at December 31, 1999. Operating activities provided cash of $7.8 million for the year ended December 31, 2000 primarily related to interest income earned on our cash and cash equivalent and short term investment balances. The cash provided by operating activities was offset by additional operating expenses related to the expansion of our operations. Operating activities used cash of $8.8 million for the year ended December 31, 1999 related to operating expenses due to the growth of our operations domestically. Operating activities used cash of $2.9 million for the year ended December 31, 1998 primarily due to the expansion of our domestic operations primarily related to research and development of our audience measurement technology. Our operating expenses will continue to increase due to costs related to our domestic and international expansion.

    Investing activities used cash of $280.4 million in 2000 related to the purchase of short term investments, investments in joint ventures, and capital expenditures of $3.0 million. Investing activities used cash of $13.9 million in 1999 due to capital expenditures of $893,000 and net purchases of short-term investments of $13.0 million. Our investing activities used cash of $173,000 in 1998 primarily for the purchase of capital equipment. Although we had no material capital expenditure commitments at December 31, 2000 we anticipate that capital expenditures will increase significantly in 2001 due to the anticipated growth in operations and infrastructure related to our expansion and the implementation of a disaster recovery data center and our obligation to repay, during the fourth quarter of 2001, our share of any advanced capital contributions related to the ACNielsen eRatings.com joint venture.

    Financing activities provided cash of $903,000 in 2000, related to the exercise of options and sales of our stock through the employee stock purchase plan, offset by payments on the capital lease obligations. Financing activities provided cash of $340.7 million in 1999 arising primarily from proceeds resulting the issuance of common stock in conjunction with our initial public offering and our private placement transactions with Nielsen Media Research. These activities were partially offset by principal payments on notes payable and capital lease obligations. Financing activities provided cash of $3.9 million for 1998 primarily due to the issuance of convertible preferred stock and promissory notes.

    We have a total $1.2 million equipment line of credit with Venture Lending & Leasing. Funds borrowed under the line of credit are secured by all of our tangible assets and bear interest at an annual rate of 8%. As of December 31, 2000 we had utilized approximately $500,000 under the line of credit with a balance of $226,000 outstanding. In addition, we have a $1 million commercial line of credit with Heritage Bank of Commerce. Borrowings under this line are secured by our business assets other than those securing our equipment loans and bear interest at the bank's prime interest rate, which was 9.5% as of December 31, 2000. Our credit agreement with Heritage Bank contains certain financial covenants, including minimum liquidity at or above $5 million, tangible net worth of $10 million, and debt to tangible net worth ratio of 1-to-1. As of December 31, 2000, we were in compliance with all of these covenants. As of December 31, 2000, we had no outstanding balances on the credit facilities with Heritage Bank of Commerce.

    We believe that our existing balances of cash and cash equivalents and our available credit facilities will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. We could require additional capital prior to the end of this period if, for example, we were to pursue one or more business acquisitions or investments. At present we do not have any commitments or agreements for business acquisitions or investments. If we do require additional financing, however, we cannot be certain that it will be available when required, on favorable terms, or at all. If we are not successful in raising additional capital as required, our business could be harmed. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Factors That May Affect Our Performance

We have incurred losses since inception and we may be unable to achieve profitability

    We have experienced operating losses in each quarter and annual period since inception. We incurred net losses of $14.3 million, $17.9 million and $3.9 million for the year ended December 31, 2000, 1999 and 1998 respectively. As of December 31, 2000, our accumulated deficit was $37.8 million. We intend to make additional expenditures related to panel development and maintenance, marketing, hiring of additional personnel, strategic alliances, development of a disaster recovery data center and further improvement of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent periods, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

We have a limited operating history in the evolving market for Internet audience measurement

    We were incorporated in July 1997 and did not start generating revenue until the quarter ended March 31, 1998. We introduced our Nielsen//NetRatings Internet audience measurement service in the quarter ended March 31, 1999. Accordingly, we are still in the initial stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

  •
  the risk that a competing company's Internet audience measurement service will become the accepted standard for Internet audience measurement;

  •
  our potential inability to successfully manage any significant growth we achieve in the future;

  •
  our potential inability to develop our brand; and

  •
  the risks associated with our international expansion.

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

  •
  the amount and timing of operating costs and capital expenditures related to the expansion of our business;

  •
  the amount and timing of costs related to changes in the size or composition of our panel, particularly as a result of turnover among panel members;

  •
  changes in demand for our products and services due to the announcement or introduction of new products and services by us or our competitors;

  •
  changes in the pricing of our products and services in light of the services and pricing offered by our competitors;

  •
  the impact of possible acquisitions both on our operations and on our reported operating results due to associated accounting charges; and

  •
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

The acceptance and effectiveness of Internet advertising and electronic commerce is uncertain, and if these markets fail to develop or develop more slowly than we expect, our business will suffer

    Our future success will depend in part on an increase in the use of the Internet as an advertising medium and the proliferation of e-commerce. These markets are new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is also uncertainty about the demand and market acceptance for Internet advertising and e-commerce. Many of our current or potential customers have little or no experience using the Internet for advertising or commerce purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective, unique, and effectively deal with issues such as channel conflict and infrastructure costs. Rapid growth in the use of the Internet for e-commerce may not continue or the Internet may not be adopted as a medium of commerce by a broad base of customers. In addition, most current and potential publishers of content and commerce merchants on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites or from conducting on line commerce transactions. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to emerge or become sustainable. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

The market for Internet audience measurement and analysis is highly competitive, and if we cannot compete effectively, our revenues will decline

    The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services, our principal competitor is Jupiter Media Metrix. Additional competitors in the internet audience measurement industry include PC Data Inc., NetValue, ComScore Networks, Red Sherriff, and iamasia. We are not aware of any other significant competitors in this market, although we expect competition to intensify in the future.

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

  •
  the development of independent, reliable measurement panels that are representative of the entire target audience;

  •
  the timeliness of reported results;

  •
  the breadth and depth of measurement services offered and their flexibility and ease of use;

  •
  the ability to provide quality analytical services derived from Internet audience measurement information;

  •
  the ability to offer products and services in a comprehensive set of international markets; and

  •
  pricing.

    Most of our competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater marketing resources than we have. In addition, some of our competitors may be able to:

  •
  devote greater resources to marketing and promotional campaigns;

  •
  adopt more aggressive pricing policies; or

  •
  devote more resources to technology and systems development.

    In light of these factors, we may be unable to compete successfully in our market.

We are dependent on Nielsen Media Research for the development and maintenance of panels of Internet users in the United States and Canada and on ACNielsen and our other joint venture partners for the development and maintenance of such panels in international markets

    Our audience measurement data is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panels in the United States and Canada have been developed and are maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies that we employ in geographic locations outside of the United States, Canada, France and Japan have been developed and maintained by ACNielsen eRatings.com, our joint venture with ACNielsen. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

VNU N.V., through its wholly-owned subsidiaries Nielsen Media Research and ACNielsen, controls a majority of our outstanding stock and its representatives constitute a majority of our board of directors

    VNU, N.V., through its wholly-owned subsidiaries Nielsen Media Research and ACNielsen, has a majority stock ownership position in NetRatings, which enables it to control the direction and policies of NetRatings, including the election of our board of directors, amendment of our certificate of incorporation, and decisions regarding mergers, acquisitions, consolidations, and the sale of all or substantially all of our assets. This control may have the effect of discouraging certain types of transactions involving a change of control, including transactions in which the other holders of our common stock might otherwise receive a premium for their shares over the then current market price.

    During any time that VNU is a majority stockholder, it will be required to consolidate our operating results with its own for financial reporting purposes. Our business strategy will require us to incur significant losses as we attempt to establish our brand by increasing our marketing efforts and establishing strategic relationships. Incurring large expenses for these purposes may conflict with the interests of VNU in maximizing its net earnings, and VNU may therefore attempt to influence our expenditures in order to limit our losses in the short term to the detriment of our long-term strategies.

    In addition, VNU can control or influence the terms of our important commercial transactions, including our strategic relationships with Nielsen Media Research and ACNielsen. We expect VNU's representatives on our board to recuse themselves from deliberations in which they have a clear conflict of interest. These directors may take actions that favor VNU's interests over our own, as a result, for instance, of conflicts of interest that are not apparent at the time of such actions. It is also possible that future actions taken by Nielsen Media Research or ACNielsen may adversely affect our other stockholders. For example Nielsen Media Research could take actions which would increase the number of our customers for whom it is entitled to receive sales commissions, increase the amount paid to it for maintenance of audience measurement panels, decrease the sales goals that it must achieve in order to prevent us from selling advertising expenditure measurement data from third parties, or take other action detrimental to our other stockholders. ACNielsen may dramatically increase operating costs related to the ACNielsen eRatings joint venture at its discretion forcing us to incur a larger than anticipated cost related to this joint venture.

We cannot forecast the rate at which subscriptions for our services may be renewed and we may not achieve sufficiently-high renewal rates to become profitable

    We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals to account for an increasing proportion of our revenue. Any unexpectedly-low renewal rates would harm our operating results and could prevent us from becoming profitable. To date, high renewal rates have been an essential element of our revenue growth. However, we can not assure you that we will continue to experience high renewal rates, particularly during times of economic downturns. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers' businesses could cause a decline in renewal rates for our products and services. To date, Internet and e-commerce companies have been a source of revenue growth for us. Consolidation of these companies or the failure of these companies to raise additional capital would adversely affect our new and renewal business.

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

Our brand is dependent on the reputations of third parties over which we have no control

    The strength of the Nielsen//NetRatings brand is also closely dependent on the reputations of Nielsen Media Research, ACNielsen, and our other joint venture partners and the strength of their brands. Therefore, any negative publicity generated by Nielsen Media Research, ACNielsen, or our other joint venture partners, whether or not directly related to any Nielsen//NetRatings branded products or services, as well as any erosion of the strength of any of their brands, will adversely affect our own brand identity.

Costs to develop and maintain accurate audience measurement panels are significant and may increase

    To date, the expense of recruiting and maintaining our audience measurement panels has been substantially all of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a corresponding decrease in our gross margin. We believe that the expansion of the number of our panels as well as the size and scope of our panels is critical to the success of our business. This expansion is likely to increase our expenses for recruiting and maintaining our panels. These costs are dependent on many factors beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet panels, and we could experience lower cooperation rates or higher turnover rates in the future.

We may not be able to recruit or retain qualified personnel

    Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in Internet-related industries, particularly management, technical, sales and marketing personnel, is intense. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which would harm our business. We have no employment agreements with our key personnel, and should we enter into such agreements in the future, they may be ineffective in preventing a key employee from leaving our company.

Our planned international expansion could fail

    Our current strategy includes expansion of our services to measure Internet audiences outside of those countries we currently serve. Through our own efforts and those of our joint ventures, we have developed and released data from audience measurement panels in Australia, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Netherlands, New Zealand, Norway, Singapore, Spain, Sweden, Taiwan, and the United Kingdom. Panels are now under development in Austria, Belgium, Israel, Mexico, South Africa, and Switzerland, and it is anticipated that these services will be rolled out before the end of 2001. Our continued expansion into international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international expansion will depend on our ability to:

  •
  recruit and maintain at-home and at-work panels that are representative of a geographic area;

  •
  control costs and effectively manage foreign operations; and

  •
  effectively develop, market, and sell new products and services in new, unfamiliar markets.

    In addition, if we are successful in establishing our international operations, we will be subject to a number of inherent risks, including:

  •
  changes in regulatory requirements;

  •
  deficiencies in the telecommunications infrastructure in some countries;

  •
  reduced protection for intellectual property rights in some countries;

  •
  more rigorous levels of privacy protection in some countries;

  •
  potentially adverse tax consequences;

  •
  economic and political instability; and

  •
  fluctuations in currency exchange rates.

The success of our international expansion will be largely dependent on the efforts of ACNielsen and our working relationship with ACNielsen

    The challenges we face in expanding internationally require skills and expertise in foreign countries that we do not currently have. To enable us to expand globally in a rapid timeframe, we have entered into a joint venture with ACNielsen, which controls 80.1% of the joint venture. ACNielsen has agreed to fund all of the venture's panel development costs in the countries initially targeted by the joint venture, which are determined by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. After this initial stage, however, we may be required to either contribute additional capital to the joint venture or to allow ACNielsen to make such capital contributions unilaterally with resulting dilution of our ownership interest in the venture. Accordingly, we could be subject to unanticipated costs or dilution of our ownership interest as a result of actions by the operating committee to limit the countries that are part of the initial roll-out of the joint venture's operations. Furthermore, if we encounter significant problems in our working relationship with ACNielsen, or if our joint venture is ineffectively managed, our international expansion is likely to fail.

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

Because the Internet audience measurement industry is in its infancy, the pricing and acceptance of our products and services is uncertain

    We may be forced for competitive or technical reasons to reduce prices for some of our products or services or to offer them free of charge. Such circumstances would reduce our revenue and could significantly harm our business. Additionally, our market is still evolving, and we have little basis to assess demand for different types of products or services or to evaluate whether our products and services will be accepted by the market. If our products and services do not gain broad market acceptance, our business may fail.

A sale by VNU of its stake in NetRatings could adversely affect our stock price

    There are no contractual restrictions on the ability of VNU, through its Nielsen Media Research or ACNielsen subsidiaries, to sell shares of our common stock, although sales in the public market will be subject to the volume limitations of SEC Rule 144. Pursuant to these volume limitations, a controlling stockholder may sell shares under Rule 144 only if the shares to be sold, together with the shares sold during the past three months, do not exceed the greater of 1% of the issuer's outstanding shares or the average weekly trading volume of the issuer's shares during the preceding four calendar weeks. Nielsen Media Research, ACNielsen and several of our other stockholders have the right, under certain circumstances, to require us to register their stock for sale on the public market. Should VNU decide to sell its stake in NetRatings, it could adversely affect our stock price. Additionally, VNU will have the ability to transfer control of NetRatings, possibly at a premium over the then-current market price. Because VNU will have the ability to effect such a transfer of control unilaterally, other stockholders could be denied an opportunity to participate in the transaction and receive a premium for their shares.

The audience measurement services offered by Nielsen Media Research or ACNielsen may eventually have features that overlap with features of our Internet audience measurement services as a result of convergence of television and the Internet

    Nielsen Media Research's principal business consists of providing television audience measurement services based on audience panels that it develops independent of its strategic relationship with us. ACNielsen also derives a substantial portion of its revenue from television audience measurement services outside of the United States. If television and the Internet converge in the future as expected, any Internet audience information that is reported by television audience measurement services through these VNU subsidiaries may overlap with the audience information that is reported by the Nielsen//NetRatings Internet audience measurement services. In the event of such overlap, VNU's services could begin competing with our services for the same research budgets among customers in the marketplace, and its offering of such services could conflict with its obligation to develop and maintain our Internet audience panels.

Our business may be harmed if we supply inaccurate information to our customers

    If we furnish inaccurate information to our customers, our brand may be harmed. The information in our databases, like that in any database, may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement methodologies, databases or delayed releases of data could have an adverse effect on our ability to attract new customers and retain existing customers and could ultimately harm our brand. Our customer contracts generally provide that each customer must indemnify us for any damages arising from the use of data, reports or analyses by the customer or the performance of any consulting, analytic or other services by us. However, we cannot be certain that our contract provisions provide sufficient protection. Any liability that we incur or any harm to our brand that we suffer because of irregularities or inaccuracies in the data we supply to our customers could harm our business.

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

    In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation.

A delay or discontinuation of our server hosting service could harm our business

    The servers on which we collect panel members' data are maintained by AboveNet at its facilities located in San Jose, California. AboveNet continually monitors our current utilization rate and the extent of our system capacity needs. We believe we are currently operating at utilization levels that do not require additional capacity. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of AboveNet's computer and communications hardware and software systems. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at AboveNet's facility could result in interruptions in the flow of data to our servers. In addition, any failure by AboveNet to provide our required data communications capacity could result in interruptions in our service. In the past, we have experienced occasional minor interruptions in service from AboveNet, although we have never experienced a significant interruption in service due to failures at AboveNet. In the event of a delay in the delivery of data from AboveNet, or if AboveNet should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

We are subject to pending legal proceedings

    We are subject to pending lawsuits. See "Item 3—Legal Proceedings."

We may be unable to adequately protect our intellectual property rights

    We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. We have applied for a U.S. patent with respect to our BannerTrack advertising tracking technology. We have applied to register the NetRatings, NetRatings Insight, NetRatings Online Observer, BannerTrack and CommerceTrack trademarks in the United States and have received notice of registration for NetRatings and NetRatings Online Observer. We have undertaken only limited actions to protect our trademarks, servicemarks or tradenames outside of the United States and we have not registered our copyrights. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

We might face intellectual property infringement claims that might be costly to resolve

    We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, on March 27, 2001, Jupiter Media Metrix filed a suit against us and another, unaffiliated company in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,115,680—see "Item 3—Legal Proceedings." Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or harm our operating results

    We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Companies in which we invest may not be successful in executing their business strategies and we may be required to write-off all or part of our investment. We may be unable to identify, negotiate or finance future acquisitions or investments successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

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

  •
  Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

  •
  the authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

  •
  provisions in our bylaws eliminating stockholders' rights to call a special meeting of stockholders and requiring advance notice of any stockholder nominations of director candidates or any stockholder proposal to be presented at an annual meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board or to vote to repeal any of the anti takeover provisions contained in our certificate of incorporation and bylaws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 2000, we had cash and cash equivalents and short-term investments of $334.0 million consisting of cash and highly liquid, short-term investments. Our short-term investments may decline if market interest rates increase, however, changes in interest rates have not resulted in a material decline in fair value to date. Declines of interest rates over time will, however, reduce our interest income from our cash and cash equivalents and short-term investments. Our outstanding notes payable and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to interest rate fluctuations. NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net loss of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the joint venture losses recorded by NetRatings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETRATINGS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
NetRatings, Inc.:

    We have audited the accompanying balance sheets of NetRatings, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of NetRatings, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetRatings, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

January 19, 2001
Palo Alto, California

NETRATINGS, INC.
BALANCE SHEETS
(in thousands, except per share data)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$47,610	$319,325
Short-term investments	286,412	12,931
Accounts receivable, net	7,277	2,550
Due from related parties	2,167	—
Prepaid expenses and other current assets	1,680	885

Total current assets	345,146	335,691
Property and equipment, net	2,722	916
Other assets	3,297	192

	$351,165	$336,799

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,927	$1,646
Accrued liabilities	4,808	1,393
Deferred revenue	10,876	3,444
Capital lease obligations, current portion	133	165
Notes payable, current portion	—	88
Due to related parties	7,227	1,537

Total current liabilities	24,971	8,273
Capital lease obligations, long-term portion	93	171
Notes payable, long-term portion	—	94
Commitments and contingencies	—	—
Stockholders' equity (deficit):
Common stock, par value $0.001:
Authorized shares: 86,851
Issued and Outstanding shares: 32,638 at December 31, 2000 and 32,118 at December 31, 1999	33	32
Additional paid-in capital	399,630	398,329
Deferred compensation and other costs	(35,734)	(46,574)
Accumulated deficit	(37,828)	(23,526)

Total stockholders' equity (deficit)	326,101	328,261

	$351,165	$336,799

See accompanying notes to financial statements.

NETRATINGS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	2000	1999	1998
Revenue	$20,411	$3,040	$237
Cost of revenue	12,711	6,923	1,061

Gross profit (loss)	7,700	(3,883)	(824)
Operating expenses:
Research and development	6,585	3,052	1,185
Sales and marketing	17,528	4,660	1,134
General and administrative	4,849	1,852	600
Stock-based compensation	10,653	5,344	25

Total operating expenses	39,615	14,908	2,944
Loss from operations	(31,915)	(18,791)	(3,768)
Loss on joint ventures	(3,427)	—	—
Interest income (expense), net	21,040	925	(111)

Net loss	$(14,302)	$(17,866)	$(3,879)

Basic and diluted net loss per common share	$(0.45)	$(5.01)	$(2.78)

Shares used to compute basic and diluted net loss per common share	31,969	3,563	1,393

See accompanying notes to the financial statements.

NETRATINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share data)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Deferred Compensation and Other Costs	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 1, 1998	—	$—	3,875	$4	$2,249	$—	$(1,781)	$472
Net loss and comprehensive loss	—	—	—	—	—	—	(3,879)	(3,879)
Repurchase of common stock from founders and employees at $0.002 per share	—	—	(763)	(1)	(1)	—	—	(2)
Issuance of Series A convertible preferred stock at $0.18 per share in January 1998 for cash, net of issuance costs of $21,000	1,900	2	—	—	327	—	—	329
Issuance of warrant in conjunction with issuance of convertible notes payable	—	—	—	—	106	—	—	106
Contribution to capital	—	—	—	—	501	—	—	501
Deferred compensation related to grant of stock options	—	—	—	—	254	(254)	—	—
Amortization of deferred compensation	—	—	—	—	—	25	—	25

Balances at December 31, 1998	1,900	2	3,112	3	3,436	(229)	(5,660)	(2,448)
Net loss	—	—	—	—	—	—	(17,866)	(17,866)
Unrealized loss on short term investments	—	—	—	—	(28)	—	—	(28)

Comprehensive loss	—	—	—	—	—	—	—	(17,894)

Issuance of common stock	—	—	833	1	46	—	—	47
Compensation related to stock options granted to consultants	—	—	—	—	1,019	—	—	1,019
Issuance of warrant in conjunction with financing agreement	—	—	—	—	177	—	—	177
Issuance of warrant in connection with Series C redeemable convertible preferred stock	—	—	—	—	184	—	—	184
Deferred compensation related to grant of stock options	—	—	—	—	3,949	(3,949)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,608	—	1,608
Deferred service costs	—	—	—	—	46,721	(46,721)	—	—
Amortization of deferred service costs	—	—	—	—	—	2,717	—	2,717
Reclassification of Series A convertible preferred stock to redeemable convertible preferred stock due to addition of mandatory redemption features	(1,900)	(2)	—	—	(327)	—	—	(329)
Conversion of Series A, B, C and D Redeemable Preferred Stock into common stock	—	—	6,980	7	36,192	—	—	36,199
Initial Public Offering of common stock, net of offering costs of $1,582,000	—	—	4,600	5	71,140	—	—	71,145
Exercise of common stock warrant by Nielsen Media Research	—	—	6,553	6	65,154	—	—	65,160
Purchase of common stock by Nielsen Media Research	—	—	10,040	10	170,666	—	—	170,676

Balances at December 31, 1999	—	—	32,118	32	398,329	(46,574)	(23,526)	328,261
Net loss	—	—	—	—	—	—	(14,302)	(14,302)
Unrealized gain on short term investments	—	—	—	—	294	—	—	294

Comprehensive Loss	—	—	—	—	—	—	—	(14,008)

Issuance of common stock	—	—	520	1	1,066	—	—	1,067
Amortization of deferred compensation	—	—	—	—	(187)	1,735	—	1,548
Amortization of deferred service costs	—	—	—	—	—	9,105	—	9,105
Repayment of note receivable from stockholder	—	—	—	—	128	—	—	128

Balances at December 31, 2000	—	$—	32,638	$33	$399,630	$(35,734)	$(37,828)	$326,101

See accompanying notes to the financial statements.

NETRATINGS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	2000	1999	1998
OPERATING ACTIVITIES
Net loss	$(14,302)	$(17,866)	$(3,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,215	469	235
Loss on joint ventures	3,427	—	—
Provision for doubtful accounts	665	372	25
Stock-based compensation	10,653	5,344	25
Changes in operating assets and liabilities:
Accounts receivable	(5,292)	(2,789)	(158)
Due from related parties	(2,267)	—	—
Prepaids and other current assets	(795)	(869)	19
Other assets	39	(146)	(85)
Accounts payable	281	1,293	260
Accrued liabilities	3,476	1,183	(205)
Due to related parties	3,278	998	539
Deferred revenue	7,432	3,164	280

Net cash provided by (used in) operating activities	7,810	(8,847)	(2,944)

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,988)	(893)	(173)
Purchase of investments	(903,384)	(12,959)	—
Sale of investments	627,197	—	—
Investment in joint ventures	(1,253)	—	—

Net cash used in investing activities	(280,428)	(13,852)	(173)

FINANCING ACTIVITIES
Proceeds from initial public offering of common stock	—	71,145	—
Proceeds from issuance of common stock	1,067	47	(2)
Repayment of notes receivable from stockholder	128	—	—
Proceeds from issuance of convertible notes payable, notes payable, and equipment financing	—	485	1,116
Proceeds from issuance of convertible notes payable to Nielsen Media Research	—	1,000	2,000
Principal payments on notes payable and capital lease obligations	(292)	(129)	(35)
Proceeds from issuance of common stock to Nielsen Media Research	—	235,836	—
Proceeds from issuance of preferred stock	—	32,297	329
Contribution to capital	—	—	501

Net cash provided by financing activities	903	340,681	3,909

Net (decrease) increase in cash and cash equivalents	(271,715)	317,982	792
Cash and cash equivalents at beginning of period	319,325	1,343	551

Cash and cash equivalents at end of period	$47,610	$319,325	$1,343

Supplemental disclosure of cash flow information
Cash paid for interest	$54	$191	$85
Supplemental disclosure of non-cash transactions
Property and equipment acquired under capital lease obligations	$—	$279	$221
Conversion of notes payable into common stock	$—	$3,895	$—
Issuance of common stock for notes receivable from stockholder	$—	$128	$—

See accompanying notes to the financial statements.

NETRATINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

NetRatings

    NetRatings, Inc. ("NetRatings") was incorporated in Delaware on July 2, 1997 and is engaged in the development and sale of technology driven audience information solutions for media and commerce. Proprietary technology and data gathering techniques enable NetRatings to offer its customers comprehensive, timely, and reliable information through an easy-to-use software interface. NetRatings markets and sells its products and services under the Nielsen//NetRatings brand both internationally, through its joint ventures, and domestically. NetRatings currently operates in the audience measurement segment of the market.

Cash and Cash Equivalents and Short-Term Investments

    Cash and cash equivalents represent all highly liquid investments including money market accounts, commercial paper, U.S. government and agency securities, and corporate notes with insignificant interest-rate risk and original maturities of three months or less at date of purchase. Cash and cash equivalents are stated at fair market value, approximates cost. Interest income was $21,261,000, $1,106,000 and $18,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Short-term investments consist principally of corporate notes and U.S. Government and agency securities, all of which are available-for-sale and carried at fair market value, which approximates cost. Substantially all short-term investments have maturities less than twelve months.

Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

Stock-Based Compensation

    NetRatings accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123".)

Revenue Recognition

    Revenue for recurring services is recognized ratably over the term of the related contract as services are provided. Revenue for nonrecurring services is recognized in the period in which the product is delivered. Billings rendered in advance of services being performed are recorded as deferred revenue in the accompanying balance sheet.

Panel Costs

    Costs of establishing and maintaining our audience measurement panels (a statistically selected group of Internet users) are expensed as incurred and are included in cost of revenue.

Advertising Expense

    All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expense, were $3,605,000, $743,000, and $36,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Impairment of Long-Lived Assets

    NetRatings evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Concentration of Credit Risk

    The fair value of NetRatings' cash and cash equivalents and short-term investments is based on quoted market prices, and approximates their historical cost due to their short-term nature. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments.

    Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment-grade debt instruments, many of which are backed by the U.S. Government or other government agencies. NetRatings conducts business with companies in various industries throughout the United States and internationally. NetRatings manages the accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts, and by providing appropriate allowances for uncollectible amounts. At December 31, 2000 and 1999, the allowance for doubtful accounts totaled $880,000 and $397,000, respectively.

Computation of Net Loss Per Common Share

    NetRatings computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"). In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible preferred stock and notes payable have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Note 2: Balance Sheet Details

    Details of balance sheet items are as follows:

    Cash and cash equivalents and short-term investments:

	2000	1999
Cash, money market and corporate notes	$9,390,000	$319,325,000
U.S. government and agency securities	38,220,000	—

Total cash and cash equivalents	47,610,000	319,325,000
Corporate notes	150,107,000	7,941,000
Commercial paper	88,575,000	4,990,000
U.S. government and agency securities	47,730,000	—

Total short-term investments	286,412,000	12,931,000

Total	$334,022,000	$332,256,000

    Property and equipment, net:

	2000	1999
Computer equipment and software	$2,636,000	$1,380,000
Office equipment, furniture, and fixtures	1,298,000	59,000
Leasehold improvements	382,000	39,000

	4,316,000	1,478,000
Less accumulated depreciation and amortization	(1,594,000)	(562,000)

Property and equipment, net	$2,722,000	$916,000

    As of December 31, 2000 and 1999, property and equipment included amounts held under capital lease of $500,000 and related accumulated amortization of $422,000 and $205,000, respectively.

    Accrued liabilities:

	2000	1999
Accrued compensation	$1,455,000	$216,000
Accrued panel costs	1,623,000	495,000
Other accrued liabilities	1,730,000	682,000

Accrued liabilities	$4,808,000	$1,393,000

    Due to related parties:

Due to Nielsen Media Research	$3,389,000	$1,537,000
Due to joint venture partners	3,838,000	—

Due to related parties	$7,227,000	$1,537,000

Note 3: Notes Payable

    In January 1998, NetRatings entered into a $500,000 equipment loan under a master equipment financing agreement which was fully utilized as of December 31, 1999. As of December 31, 2000 and 1999, there was $226,000 and $336,000, respectively, due under the agreement. The equipment financing bears interest at an annual rate of 8% and is secured by the assets purchased with the borrowings. Borrowings and interest are due in installments over 42 months. The borrowings under this equipment financing agreement have been classified as capital leases. The long-term portion of the capital lease obligations will mature in 2002.

    In connection with obtaining the equipment financing, NetRatings issued warrants to purchase 48,000 shares of common stock at an exercise price of $0.42 per share. The warrants had a contractual term of nine years. The value of these warrants at the date of issuance was not material and no value was attributed to them in the accompanying financial statements. All of these warrants were exercised during June of 2000.

    In conjunction with additional borrowings under the agreement in March 1999, NetRatings issued warrants to purchase 9,000 shares of common stock at an exercise price of $2.12 per share. The warrants had a contractual term of seven years. At the date of grant, the fair value ascribed to the warrants of approximately $45,000, based on a Black-Scholes valuation model, was recorded as a discount to the capital leases and is being amortized as additional interest expense over the term of capital leases. All of these warrants were exercised during June of 2000.

    In June 1999, NetRatings entered into a loan and security agreement under which the lender committed to equipment financing up to a principal amount of $700,000 at an interest rate of 8% per annum. This facility expired on April 30, 2000 and no borrowings were outstanding under this facility. In conjunction with the availability of this equipment financing commitment, NetRatings issued warrants to purchase 26,000 shares of common stock at an exercise price of $2.12 per share. The warrant has a term of nine years. At the date of grant, the fair value ascribed to the warrants of approximately $132,000, was recorded as deferred financing costs and is being amortized over the term of the facility.

Note 4: Redeemable Convertible Preferred Stock

Series C

    In August 1999, NetRatings issued 6,414,000 shares of Series C redeemable convertible preferred stock ("Series C") at a price of $3.11 per share for a total purchase price of $20,000,000. Nielsen Media Research converted $3.0 million in notes payable into Series C shares and NetRatings received cash proceeds from the sale of Series C shares of $17 million. Issuance costs related to Series C are $620,000 including the value of warrants to purchase 43,000 shares at $6.24 per share granted to a financial advisor. The value of the warrants issued to the financial advisor, calculated using the Black-Scholes valuation model, was $184,000. These warrants are fully vested and expire in 2005. The Series C was converted to common stock upon NetRatings' initial public offering.

    In August 1999, simultaneously with the Series C offering, NetRatings entered into additional agreements with Nielsen Media Research superceding the term sheet that had previously governed the NetRatings' strategic relationship with Nielsen Media Research. In connection with this transaction, NetRatings also issued two warrants to Nielsen Media Research. The first warrant entitled Nielsen Media Research to purchase 553,000 shares of common stock at the exercise price of $7.20 per share. The second warrant entitled Nielsen Media Research to purchase 6,000,000 shares of common stock at the exercise price of 60% of NetRatings' per share price at its initial public offering ($10.20 per share). Nielsen Media Research exercised both warrants on December 21, 1999. NetRatings recorded a deferred charge totaling $46,721,000 representing the value of these warrants based on a Black-Scholes valuation model. The deferred charge is being amortized to operating expense, through December 31,

2004, the final expiration date of the second warrant. Amortization expense was $9,105,000 and $2,712,000 for the years ended December 31, 2000 and 1999, respectively, and is included in stock-based compensation in the accompanying statements of operations. As of December 31, 2000, the remaining deferred charge was scheduled to be amortized at the rate of approximately $9.1 million each of for the years ending December 31, 2001, 2002, 2003, and $7.6 million for the year ending December 31, 2004.

    In connection with the Series C financing transaction, NetRatings also granted Nielsen Media Research the right to purchase additional shares of NetRatings' common stock in connection with NetRatings' initial public offering, at the initial public offering price. Nielsen had the right to purchase a sufficient number of shares of NetRatings common stock to enable Nielsen to own 54% of NetRatings' outstanding fully diluted shares immediately following NetRatings' initial public offering. On December 21, 1999, Nielsen Media Research exercised its right to purchase these additional shares. Nielsen purchased 10,040,000 shares from NetRatings for cash payments of $170,676,000.

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

Note 5: Stockholders' Equity

Convertible Notes Payable

    In May and November 1998, NetRatings issued convertible notes payable for total cash proceeds of $895,000. The notes were convertible in shares of Series B stock at approximately $0.63 per share. The notes had an original maturity date of May 2000 and bore interest at 9% per annum. The notes and a portion of accrued but unpaid interest were converted into shares of Series B redeemable convertible preferred stock in July 1999. In conjunction with this debt issuance, NetRatings issued to the note holders warrants to purchase 707,000 shares of NetRatings' Series B convertible preferred stock at an exercise price of $0.63 per share. The warrants have a contractual term of five years. At the date of grant, the value ascribed to the warrants was approximately $106,000, based on a Black-Scholes valuation model. This amount was recorded as a discount to convertible notes payable and up until the time of conversion was being amortized as additional interest expense over the term of the convertible notes payable. Accordingly, NetRatings recorded additional interest expense of $35,000 in the year ended December 31, 1998 and $71,000 in the year ended December 31, 1999. The effective interest rate on the convertible notes, as adjusted for the ascribed value of the convertible note warrants, was approximately 14.9% per annum. All of the warrants were exercised as of December 31, 1999.

    NetRatings entered into a strategic alliance with Nielsen Media Research in October 1998 to develop and market Internet audience measurement products and services in the United States and Canada using NetRatings technology and Nielsen Media Research's proprietary panel selection methodology. Also, in October 1998, NetRatings issued a convertible note payable to Nielsen Media Research for cash proceeds of $2,000,000. The note had an original maturity date of December 31, 1999 and bore interest at 6%, to be paid semiannually in arrears.

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

Common Stock

    NetRatings has issued 675,000 shares of common stock to employees and consultants under stock purchase agreements. These shares are subject to repurchase rights which expire ratably over 48 months. Upon termination of service, any unvested shares may be repurchased by NetRatings at the issuance price. In July 1998, NetRatings repurchased at cost 173,000 shares of common stock from employees upon their termination. Shares subject to repurchase totaled 197,000 at December 31, 2000.

Public Offering of Common Stock

    On September 21, 1999, the Board of Directors authorized NetRatings to proceed with an initial public offering of its common stock. On December 8, 1999, the company completed the initial public offering of 4,600,000 shares of its common stock. Net proceeds from the offering totaled $71,145,000. Simultaneously with the initial public offering, all preferred stock, Series A, B, C, and D, were converted into common stock. As described in Note 4, subsequent to the initial public offering, Nielsen Media Research exercised its warrants and its right to acquire sufficient shares of NetRatings common stock to establish a 54% ownership interest. In connection with these transactions, Nielsen Media Research purchased 16,593,000 shares of common stock for $235,836,000.

1998 Stock Plan

    In April 1998, NetRatings adopted the 1998 Stock Plan (the "Plan"). Under the Plan, up to 1,215,000 shares of NetRatings' common stock has been reserved for issuance under the terms of the Plan. An additional 2,750,000 and 1,500,000 were reserved for issuance under the Plan through December 31, 1999 and 2000, respectively. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the board of directors. Options generally vest over a four-year period and have a maximum term of ten years.

    Information with respect to stock option activity is summarized as follows:

		Options Outstanding
				Weighted- Average Exercise Price
	Options Available for Grant	Number of Shares	Price Per Share
Authorized	1,215,000	—	—	—
Granted	(868,000)	868,000	$0.10	$0.10

Balance at December 31, 1998	347,000	868,000	$0.10	$0.10
Authorized	2,750,000	—	—	—
Granted	(2,423,000)	2,423,000	$0.10-$11.90	$5.42
Exercised	—	(608,000)	$0.10-$0.50	$0.28
Canceled	51,000	(51,000)	$0.10-$8.40	$0.74

Balance at December 31, 1999	725,000	2,632,000	$0.10-$11.90	$4.95
Authorized	1,500,000	—	—	—
Granted	(1,243,000)	1,243,000	$12.38-$44.69	$18.16
Exercised	—	(391,000)	$0.10-$10.20	$1.00
Canceled	452,000	(452,000)	$0.10-$43.88	$10.64

Balance at December 31, 2000	1,434,000	3,032,000	$0.10-$44.69	$10.02

Options exercisable at:
December 31, 1998		277,000		$0.10
December 31, 1999		404,000		$0.73
December 31, 2000		667,000		$3.14

    The weighted-average remaining contractual life of all outstanding options is 8.89 years. The weighted-average fair value of options granted was $18.16, $5.42, and $0.02 during the years ended December 31, 2000, 1999 and 1998, respectively.

    The following table summarizes information concerning options outstanding and exercisable at December 31, 2000.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$0.10	424,000	$0.10	7.49	331,000	$0.10
$0.50	238,000	$0.50	8.38	79,000	$0.50
$5.30	239,000	$5.30	8.63	93,000	$5.30
$6.22-$6.28	62,000	$6.25	8.67	18,000	$6.24
$7.20-$8.40	339,000	$7.92	8.78	93,000	$7.98
$10.20-$11.90	610,000	$10.33	8.87	43,000	$10.68
$12.38-$14.94	755,000	$13.66	9.78	—	—
$16.88-$25.00	237,000	$20.58	9.43	9,000	$20.62
$26.75-$44.50	122,000	$33.82	9.18	1,000	$37.00
$44.69-$44.69	6,000	$44.69	9.14	—	—

$0.10-$44.69	3,032,000	$10.02	8.89	667,000	$3.14

Shares Reserved for Future Issuance

    NetRatings has reserved shares of common stock for future issuance as follows:

	2000	1999
Stock options outstanding	3,032,000	2,632,000
Stock options, available for grant	1,434,000	725,000
Employee stock purchase plan	203,000	250,000

1999 Employee Stock Purchase Plan

    On October 26, 1999, NetRatings' Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings' initial public offering of its common stock. NetRatings had reserved a total of 250,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the date of purchase.

Deferred Compensation

    NetRatings has recorded deferred stock compensation charges of $3,949,000, and $254,000, for the years ended December 31, 1999 and 1998, respectively, representing the difference between the exercise price of stock options and the fair value of common stock as of the date of grant. There were no deferred stock compensation charges recorded for the year ended December 31, 2000. These amounts are being amortized to operations, using the graded method, over the vesting periods of the individual stock options, which are four years.

    Amortization expense of $1,547,000, $1,608,000, and $25,000 for the years ended December 31, 2000, 1999, and 1998, respectively, is included in stock-based compensation in the accompanying statements of operations. As of December 31, 2000, the remaining stock based compensation was scheduled to be amortized at the rate of approximately $549,000, $218,000 and $22,000 in the years ended December 31, 2001, 2002, and 2003, respectively.

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

    Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if NetRatings has accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 1.24 for the year ended December 31, 2000 and 0.80 for the years ended December 31, 1999 and 1998; risk-free interest rates of 5.85%, 6.11%, and 4.57% for the years ended December 31, 2000, 1999 and 1998, respectively; a dividend yield of 0%; and a weighted-average expected life of the option of 4.65 years for the year ended December 31, 2000 and 4 years for the years ended December 31, 1999 and 1998.

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

    Had compensation cost for NetRatings' stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes option pricing valuation method, NetRatings' historical net loss applicable to common stockholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	2000	1999	1998
Pro forma net loss	$(18,485,000)	$(20,151,000)	$(3,885,000)

Pro forma net loss per common share	$(0.58)	$(5.65)	$(2.79)

    The pro forma impact of compensation expense measured under FAS 123 on the net loss for the years ended December 31, 2000, 1999, and 1998 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Note 6: Net Loss Per Share of Common Stock

    The calculation of historical basic and diluted net loss per share is as follows:

Historical:	2000	1999	1998
Net loss	$(14,302,000)	$(17,866,000)	$(3,879,000)
Weighted-average shares of common stock outstanding	32,372,000	4,617,000	3,395,000
Less: weighted-average shares subject to repurchase	403,000	1,054,000	2,002,000

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	31,969,000	3,563,000	1,393,000

Basic and diluted net loss per common share	$(0.45)	$(5.01)	$(2.78)

    If NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 1,900,000, 1,201,000 and 736,000 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, if NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 2,040,000 and 926,000 common equivalent shares related to the conversion of preferred shares and convertible notes payable using the if-converted method for the year ended December 31, 1999 and 1998. All preferred shares and convertible notes payable were converted into common stock as of December 31, 1999.

Note 7: Joint Ventures

    In June 1999, NetRatings granted a five year license for the use of its proprietary software to NetRatings Japan, in which it currently holds a 26% direct ownership interest. The joint venture was formed to adapt, market, service and sell interactive media and market research data in Japan. After the initial five year period, the license is automatically renewed on a yearly basis for no additional consideration. As NetRatings contributed technology with an indeterminable cost or market value to this joint venture, it did not record any cost for this investment. NetRatings is entitled to appoint one member to the six-member board of directors of NetRatings Japan.

    In September 1999, NetRatings entered into a joint venture with ACNielsen to develop and maintain audience measurement panels and to market NetRatings products and services in key international markets. The joint venture, ACNielsen eRatings.com, was initially capitalized through cash contributions by NetRatings and ACNielsen for the purchase of common stock and preferred stock, respectively. To complete the initial capitalization of the joint venture, ACNielsen has agreed to contribute cash to fund the initial roll-out costs, consisting of the costs incurred to establish Internet audience measurement panels in each of the countries targeted by the joint venture, as such costs are incurred by the joint venture, and NetRatings has granted an exclusive license with respect to its data collection technology for the covered territory, subject to specified performance criteria. The preferred stock initially purchased by ACNielsen, together with any additional preferred stock purchased as part of the funding of the initial roll-out costs, will continue to have an 80.1% voting interest and be convertible into 80.1% of the common stock of the joint venture. All preferred stock issued by the joint venture will have a liquidation preference equal to the original purchase price.

    NetRatings has entered into a stockholders agreement with ACNielsen setting forth procedures for funding the ongoing operations of the joint venture. Apart from the initial roll-out costs, the capital requirements of the joint venture will be the responsibility of both companies in proportion to their relative voting interests in the joint venture. Prior to September 23, 2001, however, ACNielsen has agreed to advance capital requirements by either purchasing additional stock, making loans to the joint venture bearing interest at the prime rate, or arranging loans from third parties. At the end of this period, the joint venture must repay any such loans from ACNielsen, and NetRatings must reimburse ACNielsen for its pro rata portion of any such stock purchases, after which the additional stock issued to ACNielsen will be retired. As of December 31, 2000, the funding requirements totaled $2,413,000 including interest expense and was recorded in "due to related parties" in the accompanying balance sheet. Under the stockholders agreement, the joint venture and ACNielsen have a right of first refusal to purchase any shares of the joint venture that NetRatings wishes to sell to a third party. In addition, if the joint venture does not effect an initial public offering within five years, NetRatings has the right to require ACNielsen to purchase the NetRatings equity stake at its then current fair market value.

    In January 2000, NetRatings established a joint venture in France, Mediametrie eRatings.com, in which it currently holds a 30% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel. The joint venture began introducing products and services in 2000.

    Revenue from the joint ventures' Internet audience measurement services are allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service:

  •
  The joint venture retains 100% of any revenue from services that the joint venture sells to customers outside North America based on data from panels outside North America;

  •
  NetRatings and the joint venture each record a 50% international panel fee from services that NetRatings sells to customers in North America based on data from panels outside North America or services that the joint venture sells to customers outside North America based on North American panel data.

  •
  The sale of data generated by a panel outside of North America results in a technology royalty of 7-10% of such revenue being payable to NetRatings, depending on the joint venture. However, during the five year period commencing October 1, 1999, the ACNielsen eRatings.com joint venture shall pay to NetRatings a minimum fee of $7.5 million and a maximum fee of $15 million for such five year period.

  •
  If either NetRatings or the joint venture sells services based on data from a combination of panels located both inside and outside North America, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

    For the year ended December 31, 2000, NetRatings recorded revenue of $1,884,000 related to the joint ventures. NetRatings did not receive any revenue from the joint venture for the year ended December 31, 1999. The joint ventures are accounted for based on the equity method of accounting. As of December 31, 2000 and 1999, investments in joint ventures totaled a net balance of $179,000 and $2,000, respectively and was included in other assets on the accompanying balance sheets.

Note 8: Related Party Transactions

    In August 1999, NetRatings entered into an operating agreement covering its relationship with Nielsen Media Research. Under the terms of the operating agreement, NetRatings pays Nielsen Media Research a commission for selling services to certain customers. These commissions totaled $1,837,000 and $537,000 for the years ended December 31, 2000 and 1999, respectively and are included in sales and marketing expenses in the accompanying statements of operations. NetRatings is also charged by Nielsen Media Research for costs of maintaining the panel at the rates Nielsen Media Research charges its own internal divisions. These costs totaled $7,598,000 and $5,246,000 for the years ended December 31, 2000 and 1999, respectively, and are included in cost of revenue in the accompanying statements of operations. As of December 31, 1999, Nielsen Media Research is a wholly owned subsidiary of VNU N.V. As Nielsen Media Research is a majority stockholder, its parent company, VNU N.V., is required to consolidate our operating results with its own for financial reporting purposes. In addition, though its recent acquisition in ACNielsen in February 2001, VNU N.V. increased its ownership position in Netratings to approximately 60%.

    During 2000, NetRatings assisted in the introduction of international panels by the joint ventures. This assistance primarily included engineering expertise, as well as marketing, operations, and sales assistance and such costs were reimbursed by the respective joint ventures, net of overhead expense. For the year ended December 31, 2000, NetRatings recorded $2,196,000 in reimbursements from joint ventures related to this assistance, primarily the ACNielsen eRatings.com joint venture, and such reimbursements have been offset against the respective expense categories in the accompanying statements of operations.

Note 9: Commitments and Contingencies

Leases

    As of December 31, 2000, minimum payments under all non-cancelable lease agreements were as follows:

	Capital Leases	Operating Leases
Year ending December 31, 2001	$178,000	$1,692,000
Year ending December 31, 2002	96,000	1,729,000
Year ending December 31, 2003	—	1,724,000
Year ending December 31, 2004	—	1,753,000
Year ending December 31, 2005	—	214,000
Thereafter	—	—

Total minimum lease payments	$274,000	$7,112,000

Less amount representing interest	(48,000)

Present value of minimum lease payments	226,000
Less current portion	(133,000)

Long-term capital lease obligations	$93,000

    Rent expense was $1,190,000, $219,000 and $103,000 for the years ended December 31, 2000, 1999 and 1998.

Bank Line of Credit

    In September 2000, NetRatings secured a $1,000,000 bank line of credit expiring in one year with interest at the prime rate. Amounts borrowed under the fixed asset facility are due over a 36 month period with interest at the prime rate. The line of credit requires that NetRatings maintain compliance with certain restrictive financial covenants. No borrowings have been made under this agreement.

Pending Litigation

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against NetRatings in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which NetRatings engaged PaineWebber to act as its financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that NetRatings breached its obligations under the agreement by failing to pay PaineWebber a fee based upon the subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for NetRatings' initial public offering.

    On June 28, 2000 the court ruled in NetRatings' favor in connection with its motion to dismiss PaineWebber's claims that the Company improperly failed to retain PaineWebber as a managing underwriter in its initial public offering but granted PaineWebber's motion for summary judgment as to its liability on the claim that NetRatings failed to pay PaineWebber a fee based upon its sale of equity securities to Nielsen Media Research.

    Both parties initially filed Notices of Appeal in connection with the above rulings, but those notices of Appeal have been mutually withdrawn. At the same time, the parties have cross-moved for summary judgment fixing the amount of damages. Although PaineWebber's original complaint sought damages in the aggregate amount of not less than $1.9 million on all claims and reimbursement for PaineWebber's attorneys' fees relating to the dispute, PaineWebber has increased its assessment of its alleged damages relating to the claims for which it has received summary judgment to approximately $3 million (plus interest.)

    NetRatings intends to vigorously dispute PaineWebber's damage analysis. Since the court has not yet ruled on the cross-motions, management is unable to predict the final outcome of this litigation. However, management currently believes that the resolution of this matter will not have a material adverse impact on its financial position, results of operations or cash flows. Depending on the amount and timing, an unfavorable resolution could materially affect the Company's future results of operations or cash flows in a particular period.

    In the ordinary course of business, the Company is subject to various claims and legal actions. While it is not feasible to predict the outcome of such matters, management believes that the ultimate resolution of these matters will not have a material adverse impact on NetRatings' financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution could materially affect NetRatings' future results of operations or cash flows in a particular period.

Note 10: Income Taxes

    No income tax expense was recorded for the years ended December 31, 2000, 1999, and 1998 due to net operating losses.

    The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows:

	2000	1999	1998
Income tax benefit at federal statutory rate	$(5,006,000)	$(5,812,000)	$(1,326,000)
Amortization of deferred stock compensation	4,225,000	1,664,000	–
Losses in equity investments	1,390,000	–	–
Unutilized net operating losses	–	4,148,000	1,326,000
Other	(609,000)	–	–

Total	$—	$—	$—

    Significant components of NetRatings' deferred tax assets are as follows:

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$6,700,000	$6,600,000
Tax credit carryforwards	100,000	230,000
Deferred stock compensation	115,000	1,600,000
Reserves and accrued costs and expenses not currently deductible	626,000	—
Other	159,000	130,000

Total deferred tax assets	7,700,000	8,560,000
Valuation allowance	(7,700,000)	(8,560,000)

Net deferred tax assets	$—	$—

    FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes NetRatings' historical operating performance and the reported cumulative net losses in all prior years, NetRatings has provided a full valuation allowance against its net deferred tax assets. NetRatings will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

    The net valuation allowance decreased by $860,000 during the year ended December 31, 2000, and increased by $6,920,000 and $1,632,000 during the years ended December 31, 1999 and 1998, respectively. Approximately $948,000 of the valuation allowance at December 31, 2000 is attributable to stock option deductions, the benefit of which will be credited to paid-in capital if and when realized.

    As of December 31, 2000, NetRatings had net operating loss carryforwards for federal and state tax purposes of approximately $16,800,000 and $14,200,000, respectively. NetRatings also had federal and state research and development tax credit carryforwards of approximately $70,000 and $50,000, respectively. The federal and state net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

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

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference set forth in the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference set forth in the Proxy Statement under the heading "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report:

(1)
Financial Statements:

    See Index to Financial Statements at page 40 of this report.

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

(b)
Reports on Form 8-K during the quarter ended December 31, 2000:

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

NETRATINGS INC.
By:	/s/ JACK R. LAZAR Jack R. Lazar Executive Vice President Corporate Development, Chief Financial Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. TOTH David J. Toth	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2001
/s/ JACK R. LAZAR Jack R. Lazar	Executive Vice President Corporate Development, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 29, 2001
/s/ DAVID A. NORMAN David A. Norman	Chairman of the Board	March 29, 2001
/s/ D. SCOTT MERCER D. Scott Mercer	Director	March 29, 2001
/s/ JAMES J. GEDDES James J. Geddes, Jr.	Director	March 29, 2001
/s/ DAVID H. HARKNESS David H. Harkness	Director	March 29, 2001
/s/ MICHAEL P. CONNORS Michael P. Connors	Director	March 29, 2001
/s/ THOMAS A. MASTRELLI Thomas A. Mastrelli	Director	March 29, 2001
/s/ GERALD S. HOBBS Gerald S. Hobbs	Director	March 29, 2001
/s/ CHARLES E. LEONARD Charles E. Leonard	Director	March 29, 2001
/s/ DANIEL O'SHEA Daniel O'Shea	Director	March 29, 2001
/s/ JOHN DIMLING John Dimling	Director	March 29, 2001

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(1)	Restated Certificate of Incorporation of Registrant
3.2	(2)	Amended and Restated By-Laws of Registrant
4.1	(3)	Second Restated Rights Agreement
*10.1	(3)	Form of Indemnification Agreement between Registrant and its directors and officers
*10.2		1998 Stock Plan, including form of option agreement
*10.3	(3)	1999 Employee Stock Purchase Plan
10.4	(3)	Form of Loan Agreement and Promissory Note between Registrant and certain directors and officers
10.7	(3)	Series C Preferred Stock Purchase Agreement dated as of August 5, 1999
10.8	(3)	Series D Preferred Stock Purchase Agreement dated as of September 22, 1999
10.9	(3)	Operating Agreement between Registrant and Nielsen Media Research dated as of August 15, 1999
10.10	(3)	Common Stock Purchase Warrant issued to Nielsen Media Research, expiring December 31, 2001
10.11	(3)	Common Stock Purchase Warrant issued to Nielsen Media Research, expiring December 31, 2004
10.12	(3)	Common Stock Purchase Agreement between Registrant and ACNielsen eRatings.com, dated as of September 22, 1999
10.13	(3)	Rights Agreement among Registrant, ACNielsen Corporation and ACNielsen eRatings.com, dated as of September 22, 1999
10.14	(3)	Stockholders Agreement among Registrant, ACNielsen Corporation and ACNielsen eRatings.com, dated as of September 22, 1999
10.15	(3)	Operating Agreement between Registrant and ACNielsen eRatings.com, dated as of September 22, 1999
10.16	(3)	Software License Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999
10.17	(3)	Panel Maintenance Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999
10.18	(3)	Software License Agreement between Registrant and ACNielsen eRatings.com, dated as of September 22, 1999
10.19	(3)	Support Services Agreement between Registrant and AboveNet Communications, dated as of February 26, 1999
10.20	(3)	Letter agreement between Registrant and ACNielsen, dated as of September 22, 1999
10.21	(4)	Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended)
10.22		Form of Director Retention Agreement
10.23		Form of Management Retention Agreement
23		Consent of Independent Auditors

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

(4)
Incorporated by reference to identically numbered exhibit to the 2000 Registration Statement.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX