Form 10-Q
period 2001-03-31
NETRATINGS INC
filed 2001-05-14
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 000-27907

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

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 7, 2001, WAS 32,849,086.

NETRATINGS, INC.

FORM 10-Q INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

NETRATINGS, INC.
CONDENSED BALANCE SHEETS
($ IN THOUSANDS)

	MARCH 31, 2001	DECEMBER 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,871	$47,610
Short-term investments	223,617	286,412
Accounts receivable, net	6,709	7,277
Due from related parties	1,869	2,167
Prepaid expenses and other current assets	1,900	1,680

Total current assets	344,966	345,146
Property and equipment, net	2,714	2,722
Other assets	4,567	3,297

	$352,247	$351,165

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,602	$1,927
Accrued liabilities	6,113	4,808
Deferred revenue	10,191	10,876
Notes payable and capital lease obligations, current portion	113	133
Due to related parties	7,428	7,227

Total current liabilities	25,447	24,971
Notes payable and capital lease obligations, long-term portion	80	93
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value $0.001:
Authorized shares: 86,851
Issued and outstanding shares: 32,638 at December 31, 2000 and 32,815 at March 31, 2001	$33	$33
Additional paid-in capital	401,155	399,630
Deferred compensation and other costs	(33,223)	(35,734)
Accumulated deficit	(41,245)	(37,828)

Total stockholders' equity	326,720	326,101

	$352,247	$351,165

See accompanying notes to condensed financial statements.

NETRATINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2001	2000
Revenue	$6,720	$3,101
Cost of revenue	3,309	2,958

Gross profit	3,411	143
Operating expenses:
Research and development	2,069	1,522
Sales and marketing	4,346	3,860
General and administrative	1,469	920
Stock-based compensation	2,708	2,879

Total operating expenses	10,592	9,181

Loss from operations	(7,181)	(9,038)
Loss from joint ventures	(1,172)	—
Interest income, net	4,936	4,993

Net loss	$(3,417)	$(4,045)

Basic and diluted net loss per common share	$(0.10)	$(0.13)

Shares used to compute basic and diluted net loss per common share	32,594	31,576

See accompanying notes to the condensed financial statements.

NETRATINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$1,043	$926

INVESTING ACTIVITIES
Acquisition of property and equipment	(419)	(898)
Purchase of short term investments	(232,571)	(428,666)
Sale of short term investments	296,102	239,060
Investment in joint ventures	(1,454)	(1,215)

Net cash provided by (used in) investing activities	61,658	(191,719)

FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	560	(190)

Net increase (decrease) in cash and cash equivalents	63,261	(190,983)
Cash and cash equivalents at beginning of period	$47,610	$319,325

Cash and cash equivalents at end of period	$110,871	$128,342

See accompanying notes to the condensed financial statements

NETRATINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying financial statements of NetRatings have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings' annual report on Form 10-K for the fiscal year ended December 31, 2000.

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  LITIGATION

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

    On June 28, 2000 the court ruled in favor of NetRatings in connection with its motion to dismiss PaineWebber's claims that NetRatings improperly failed to retain PaineWebber as a managing underwriter in its initial public offering but granted PaineWebber's motion for summary judgment as to its liability on the claim that NetRatings failed to pay PaineWebber a fee based upon the Company's sale of equity securities to Nielsen Media Research.

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

    NetRatings intends to vigorously dispute PaineWebber's damage analysis. Since the court has not yet ruled on the cross-motions, management is unable to predict the final outcome of this litigation. However, management currently believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows. Depending on the amount and timing, an unfavorable resolution could materially affect NetRatings' future results of operations or cash flows in a particular period.

    On March 27, 2001, Jupiter Media Metrix filed suit against the Company and another, unaffiliated company in the United States District Court for the District of Delaware. The case is captioned, Jupiter Media Metrix, Inc. v. NetRatings, Inc. and NetValue USA, Inc. (Civil Action No. 01-CV-193). The complaint alleges infringement of U.S. Patent No. 6,115,680 entitled "Computer Use Meter and Analyzer." The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. On May 1, 2001, NetRatings filed an answer to the complaint denying that the Company has infringed the patent. NetRatings intends to vigorously defend itself against the lawsuit. The Company expects to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of its internal resources. As a result, NetRatings' defense of this litigation, regardless of its eventual outcome, will likely be costly and time-consuming. The litigation is in the preliminary stage, and management is unable to predict its final outcome. Management currently believes that the resolution of this matter will not have a material adverse impact on the Company's financial position. However, an adverse outcome could materially affect the Company's results of operations and financial position.

4.  LOSS FROM JOINT VENTURES

    Loss from joint ventures represents an accrual for future capital contributions to the Company's ACNielsen eRatings joint venture as well as for the write-down of certain joint venture investments for the Company's pro-rata share of its losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock."

5.  COMPREHENSIVE LOSS

    The components of comprehensive loss are as follows ($ in thousands):

	THREE MONTHS ENDED MARCH 31,
	2001	2000
Net loss	$(3,417)	$(4,045)
Unrealized gain(loss) on short-term investments	736	(253)

Comprehensive loss	$(2,681)	$(4,298)

6.  NET LOSS PER SHARE OF COMMON STOCK

    The calculation of basic and diluted net loss per share is as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands, except per share data)
	2001	2000
Net loss	$(3,417)	$(4,045)
Weighted-average shares of common stock outstanding	32,761	32,144
Less: weighted-average shares subject to repurchase	167	567
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	32,594	31,576
Basic and diluted net loss per common share	$(0.10)	$(0.13)

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

    In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan. NetRatings Japan is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. In March 2000, NetRatings Japan began providing data based on the Japanese audience measurement panel. As of March 31, 2001, we held a 27% direct ownership interest in NetRatings Japan, ACNielsen eRatings.com, our joint venture partner, held a 20% ownership, and the remaining ownership interest was held by various Japanese investors.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, ACNielsen eRatings.com, in which we held a 19.9% ownership interest as of March 31, 2001 and ACNielsen held the remaining 80.1%, we have developed and released data for Internet audience measurement panels in Australia, Austria, Belgium, Brazil, Denmark, Finland, Germany, Hong Kong, Ireland, Italy, Korea, Netherlands, New Zealand, Norway, Singapore, Spain, Sweden, Taiwan, and the United Kingdom. Panels are now under development in Argentina, India, Israel, Mexico, South Africa, and Switzerland,

and it is anticipated that these services will be rolled out before the end of 2001. As part of this joint venture, ACNielsen is responsible for the costs related to the initial development of these panels.

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of March 31, 2001, ACNielsen eRatings.com held a 20% ownership interest, and Mediametrie held the remaining ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. In September 2000, Mediametrie eRatings.com began providing data based on the French audience measurement panel.

    Through our strategic relationships and our joint ventures, we now provide the Nielsen//NetRatings service in 23 countries and panel development has commenced in an additional 6 countries.

    We generate revenue from the sale of our Internet audience measurement products and services. Through March 31, 2001, our information and analytical products and services, which include our Audience Measurement services, eCommerce services, and Media and Advertising Services have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a portion of our revenue from the sale of custom research services and royalty payments from our joint venture partners. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base for the Nielsen//NetRatings service has increased to 780 customers worldwide as of March 31, 2001.

    Cost of revenue consists primarily of expenses related to the recruitment, maintenance, and support of our U.S. and Canadian audience measurement panels, which are expensed as they are incurred, as well as operational costs related to our data center. Accordingly, such expenses are not directly related to revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer's subscription agreement, as the data is provided. We believe that the continued development and enhancement of audience measurement panels is essential to the long-term expansion of our business. We expect that cost of revenue will increase in future periods as we continue to develop and enhance our audience measurement panels and add additional panel infrastructure to support the growth of our services.

    Research and development expenses consist primarily of compensation and related costs for personnel associated with our research services and product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. We also anticipate that additional development resources will be required to support the international activities of our joint ventures as well as planned expansion of our services. Due to one-time charges incurred in the first quarter related to obsolete software licenses, we expect that research and development expenses will decrease next quarter, and increase in absolute dollars in future quarters.

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

    Loss from joint ventures represents an accrual for future capital contributions to our ACNielsen eRatings.com joint venture, as well as the write-down of certain joint venture investments for our pro-rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock." We expect the losses related to joint ventures will continue in future periods as we reach operational status on countries served by our ACNielsen eRatings.com joint venture and continue our investment in our Japanese and French joint ventures.

    Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments' balances. Interest expense relates to the interest charges incurred in connection with our credit facilities as well as the interest charges associated with our accrual for future capital contributions to our ACNielsen eRatings.com joint venture. Due primarily to anticipated declines in short-term interest rates in 2001, we expect interest income to decrease in future periods.

    We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $14.3 million for the year ended December 31, 2000, and $3.4 million for the three months ended March 31, 2001. We intend to invest heavily to add a disaster recovery data center, strengthen our direct sales force, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. See "Factors That May Affect Our Performance-We have incurred losses since inception and we may be unable to achieve profitability."

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2000

    REVENUE.  Revenue increased 117% from $3.1 million for the three months ended March 31, 2000 to $6.7 million for the three month period ended March 31, 2001. Sales of our information and analytical products and services accounted for substantially all of the revenue for each of the three month periods ended March 31, 2000 and 2001. The increase in revenue was primarily due to the increase in the number of customers coupled with the introduction of new products and services, including the international audience measurement services and new analytical services, as well as the revenue associated with our renewing base of customers. For the three month period ended March 31, 2001, 50% of customers whose contracts expired during the current quarter renewed. The corresponding prior year period consisted of a small number of customers up for renewal and therefore is not comparable. The increase also represents the amortization of deferred revenue associated with our customer subscriptions in accordance with our revenue policy. For the three month period ended March 31, 2001, our audience measurement service comprised 72% of our revenue, compared to 67% in the corresponding period in 2000; our suite of analytical services accounted for 20% of the revenue, compared to 21% in the corresponding period in 2000; and the revenue from joint venture contracts and international royalties accounted for the remaining 8% of the revenue for the three month period ended March 31, 2001, compared to 12% in the corresponding period in 2000. During the three month periods ended March 31, 2001 and 2000, no customer accounted for more than 10% of our revenue.

    COST OF REVENUE.  Cost of revenue increased 12% to $3.3 million, or 49% of revenue for the three month period ended March 31, 2001 compared to $3.0 million, or 95% of revenue for the corresponding period in 2000. The increase primarily reflected costs incurred in 2001 relating to the development of the Nielsen//NetRatings measurement panels in the United States and Canada, production support of our Nielsen//NetRatings on-line services, at-work audience measurement panel, as well as the amortization of the data acquisition costs due to our joint ventures recognized ratably over the terms of the subscription agreements, as the data is provided.

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased 36% to $2.1 million, or 31% of revenue for the three month period ended March 31, 2001 compared to $1.5 million, or 49% of revenue for the corresponding period in 2000. The increase in absolute dollars was primarily due to an increase in the number of employees and other payroll-related expenses partially offset from reimbursement by our international joint ventures for engineering services performed on their behalf.

    SALES AND MARKETING.  Sales and marketing expenses increased 13% to $4.3 million, or 65% of revenue for the three month period ended March 31, 2001 compared to $3.9 million or 124% of revenue for the corresponding period in 2000. The increases in absolute dollars was primarily attributable to an increase in the number of sales, analytical services, and marketing employees, and the increase in commission-related expenses resulting from a 117% increase in revenue.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 60% to $1.5 million, or 22% of revenue for the three month period ended March 31, 2001 compared to $920,000, or 30% of revenue for the corresponding period in 2000. This increase in absolute dollars was primarily related to a two fold increase in the number of administrative personnel to support our expanded operations, an increase in the provision for doubtful accounts, expansion of our facilities, and recurring and non-recurring professional fees.

    STOCK-BASED COMPENSATION.  Stock based compensation expenses decreased 6% to $2.7 million for the three month period ended March 31, 2001 compared to $2.9 million for the corresponding period in 2000. The decrease was primarily due to the predetermined amortization schedule of our stock based compensation costs.

    LOSS FROM JOINT VENTURES.  Loss from joint ventures for the three month period ended March 31, 2001 was $1.2 million, or 17% of revenue. We did not record any losses related to our joint ventures in the corresponding period in 2000.

    INTEREST INCOME, NET.  Interest income, net, decreased to $4.9 million for the three month period ended March 31, 2001 compared to $5.0 million for the corresponding period in 2000. The decrease reflects higher cash and investment balances offset by an overall reduction of interest rate returns when compared to the corresponding period in 2000. The interest income was further decreased by interest expense recorded on the accrual for future capital contribution to our ACNielsen eRatings.com joint venture.

    NET LOSS.  For the three month period ended March 31, 2001, our net loss decreased to $3.4 million, or a loss of $0.10 per share on approximately 32.6 million shares outstanding, as compared to a net loss of $4.0 million, or a loss of $0.13 per share on approximately 31.6 million shares outstanding for the corresponding period in 2000. The decrease was primarily due to an increase in revenue recorded and a reduction in cost of revenue as a percent of revenue, offset by the continued expansion of the Company and the accrued losses from joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments increased to $334.5 million at March 31, 2001 from $334.0 million at December 31, 2000. Operating activities provided cash of $1.0 million for the three month period ended March 31, 2001 primarily related to interest income earned on our cash and cash equivalent and short term investment balances. The cash provided by operating activities was offset by additional operating expenses related to the expansion of our operations. Operating activities provided cash of $926,000 for the corresponding period in 2000.

    Cash provided in investing activities was $61.7 million for the three month period ended March 31, 2001. Sales, net of proceeds and maturities, of marketable securities and other investments during the period were $63.5 million. Capital expenditures totaling $419,000 were comprised of computer hardware and software as well as furniture, equipment and leasehold improvements related to facilities, and are expected to increase in future periods. Cash used in investing activities was $191.7 million for the three month period ended March 31, 2000 due to capital expenditures of $898,000, investments in an international joint venture of $1.2 million, and net purchases of short-term investments of $190 million. Although we had no material capital expenditure commitments at March 31, 2001, we anticipate that capital expenditures will increase significantly during the remainder of 2001 due to the anticipated growth in operations and infrastructure related to our expansion and the implementation of a disaster-recovery data center and our obligation to repay, during the fourth quarter of 2001, our share of any advanced capital contributions related to the ACNielsen eRatings.com joint venture.

    For the three month period ended March 31, 2001, cash provided by financing activities was $560,000 as compared to $190,000 used by financing activities in the comparable period in 2000. The cash provided by financing was primarily due to the proceeds from the exercise of options and the employee stock purchase plan offset by the principal payments related to our capital lease obligations. The cash used in financing activities during the three month period ended March 31, 2000 was primarily due to principal payments related to our capital lease obligations, offset by proceeds from the issuance of preferred stock and proceeds from convertible notes payable to Nielsen Media Research.

    We have a total $1.2 million equipment line of credit with Venture Lending & Leasing. Funds borrowed under the line of credit are secured by our tangible assets and bear interest at an annual rate of 8%. As of March 31, 2001 we had utilized approximately $500,000 under the line of Credit with a balance of $193,000 outstanding. In addition, we have a $1 million commercial line of credit with Heritage Bank of Commerce. Borrowings under this line are secured by our business assets other than those securing our equipment loans and bear interest at the bank's prime interest rate, which was 8% as of March 31, 2001. Our credit agreement with Heritage Bank contains certain financial covenants, including minimum liquidity at or above $5 million, tangible net worth of $10 million, and debt to tangible net worth ratio of 1-to-1. As of March 31, 2001, we were in compliance with all of these covenants and had no outstanding balances on the credit facilities with Heritage Bank of Commerce.

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

FACTORS THAT MAY AFFECT OUR PERFORMANCE

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

    We have experienced operating losses in each quarter since inception. We incurred net losses of $14.3 million for the year ended December 31, 2000, $3.4 million for the three months ended March 31, 2001, and as of March 31, 2001, our accumulated deficit was $41.2 million. We intend to make significant expenditures related to panel development, maintenance and operations, marketing, hiring of additional personnel, and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent periods, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

  •
  the risks associated with our international expansion; and

  •
  the growth of the internet audience measurement market.

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

  •
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

    Our future success will depend in part on an increase in the use of the Internet as an advertising medium and the proliferation of e-commerce. These markets are new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is also uncertainty about the demand and market acceptance for Internet advertising and e-commerce. Many of our current or potential customers have little or no experience using the Internet for advertising or commerce purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective, unique, and effectively deal with issues such as channel conflict and infrastructure costs. Rapid growth in the use of the Internet for e-commerce may not continue or the Internet may not be adopted as a medium of commerce by a broad base of customers. In addition, many current and potential publishers of content and commerce merchants on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites or from conducting on line commerce transactions. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to emerge or become sustainable. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

    The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services and analytical services we compete with ComScore Networks, Forrester Research, Gartner Group, iamasia, Jupiter Media Metrix, Meta Group, NetValue, and Red Sheriff. We expect competition in the area of Internet audience measurement and analytical services to intensify in the future.

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

    We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates would harm our operating results and could prevent us from becoming profitable. To date, renewal rates have been an essential element of our revenue growth. We can not assure you that we will be able to achieve high renewal rates, particularly during times of economic downturns. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers' businesses could cause a decline in renewal rates for our products and services. To date, Internet and e-commerce companies have been a source of revenue growth for us. Consolidation of these companies or the failure of these companies to raise additional capital would adversely affect our new and renewal business.

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

COSTS TO DEVELOP AND MAINTAIN ACCURATE AUDIENCE MEASUREMENT PANELS ARE SIGNIFICANT AND MAY INCREASE

    To date, the expense of recruiting, maintaining, and operating our audience measurement panels has been substantially all of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a corresponding decrease in our gross margin. We believe that the expansion of the number of our panels as well as the size and scope of our panels is critical to the success of our business. This expansion is likely to increase our expenses for recruiting and maintaining our panels. These costs are dependent on many factors beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet panels, and we could experience lower cooperation rates or higher turnover rates in the future.

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

    Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in Internet-related industries, particularly management, technical, sales and marketing personnel, is intense. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which would harm our business. We have employment agreements with some of our key personnel, however, they may be ineffective in preventing key employees from leaving our company.

OUR PLANNED INTERNATIONAL EXPANSION COULD FAIL

    Our current strategy includes expansion of our services to measure Internet audiences outside of those countries we currently serve. Through our own efforts and those of our joint ventures, we have developed and released data from audience measurement panels in Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Netherlands,

New Zealand, Norway, Singapore, Spain, Sweden, Taiwan, United Kingdom, and the United States. Panels are now under development in Argentina, India, Israel, Mexico, South Africa, and Switzerland, and it is anticipated that these services will be rolled out before the end of 2001. Our continued expansion into international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international expansion will depend on our ability to:

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

    Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or our data gathering procedures could impede the processing of data, customer orders and day-to-day management of our business and could result in the corruption or loss of data.

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

    In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. In addition, due to these power supply shortages, we may be subject to significantly greater power costs which may adversely affect our financial results.

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

    We are subject to pending lawsuits. See "Part II, Item 1-Legal Proceedings."

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

WE MIGHT FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO RESOLVE

    We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, on March 27, 2001, Jupiter Media Metrix filed a suit against us and another, unaffiliated company in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,115,680—see "Item 3—Legal Proceedings." Any claims of this type, with or without merit, could be time- consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of March 31, 2001, we had cash and cash equivalents and short-term investments of $334.5 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. Our outstanding capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations.

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

    On June 28, 2000, the court ruled in our favor in connection with our motion to dismiss PaineWebber's claims that we improperly failed to retain PaineWebber as a managing underwriter in our initial public offering but granted PaineWebber's motion for summary judgment as to our liability on the claim that we failed to pay PaineWebber a fee based upon our sale of equity securities to Nielsen Media Research.

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

    We intend to vigorously dispute PaineWebber's damage analysis. Since the court has not yet ruled on the cross-motions, we are unable to predict the final outcome of this litigation. However, we currently believe that the resolution of this matter will not have a material adverse impact on our financial position, results of operations or cash flows. Depending on the amount and timing, an unfavorable resolution could materially affect our future results of operations or cash flows in a particular period.

    On March 27, 2001, Jupiter Media Metrix filed suit against the company and another, unaffiliated company in the United States District Court for the District of Delaware. The case is captioned, Jupiter Media Metrix, Inc. v. NetRatings, Inc. and NetValue USA, Inc. (Civil Action No. 01-CV-193). The complaint alleges infringement of U.S. Patent No. 6,115,680 entitled "Computer Use Meter and Analyzer." The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. On May 1, 2001, we filed an answer to the complaint denying that we have infringed the patent. We intend to vigorously defend ourselves against the lawsuit. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. We currently believe that the resolution of this matter will not have a material adverse impact on the Company's financial position. However, an adverse outcome could materially affect our results of operations and financial position.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2001.

NETRATINGS INC.
By: /s/ JACK R. LAZAR Jack R. Lazar EXECUTIVE VICE PRESIDENT OF CORPORATE DEVELOPMENT, CHIEF FINANCIAL OFFICER AND SECRETARY (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)
By: /s/ DAVID J. TOTH David J. Toth CHIEF EXECUTIVE OFFICER, PRESIDENT, AND DIRECTOR

QuickLinks

FORM 10-Q INDEX
PART I
PART II