Form 10-Q
period 2001-06-30
NETRATINGS INC
filed 2001-08-14
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
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

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 13, 2001, WAS 33,056,140.

NETRATINGS, INC.
FORM 10-Q INDEX

PART I

ITEM 1.  FINANCIAL STATEMENTS

NETRATINGS, INC.
CONDENSED BALANCE SHEETS
($ IN THOUSANDS)

	JUNE 30, 2001	DECEMBER 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,354	$47,610
Short-term investments	218,773	286,412
Accounts receivable, net	5,329	7,277
Due from related parties	1,965	2,167
Prepaid expenses and other current assets	1,796	1,680

Total current assets	344,217	345,146
Property and equipment, net	2,804	2,722
Other assets	4,642	3,297

	$351,663	$351,165

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,121	$1,927
Accrued liabilities related to pending litigation	3,323	—
Accrued liabilities	5,764	4,808
Deferred revenue	8,905	10,876
Notes payable and capital lease obligations, current portion	92	133
Due to related parties	9,265	7,227

Total current liabilities	29,470	24,971
Notes payable and capital lease obligations, long-term portion	67	93
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value $0.001:
Authorized shares: 86,851
Issued and outstanding shares: 32,638 at December 31, 2000 and 33,013 at June 30, 2001	$33	$33
Additional paid-in capital	398,977	399,630
Deferred compensation and other costs	(30,651)	(35,734)
Accumulated deficit	(46,233)	(37,828)

Total stockholders' equity	322,126	326,101

	$351,663	$351,165

See accompanying notes to condensed financial statements.

NETRATINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
Revenue	$6,090	$4,697	$12,810	$7,798
Cost of revenue	3,332	3,143	6,641	6,101
Gross profit	2,758	1,554	6,169	1,697
Operating expenses:
Research and development	1,867	1,539	3,936	3,061
Sales and marketing	4,245	4,308	8,591	8,168
General and administrative	1,557	1,194	3,026	2,114
Stock-based compensation	2,384	2,706	5,092	5,585

Total operating expenses	10,053	9,747	20,645	18,928

Loss from operations	(7,295)	(8,193)	(14,476)	(17,231)
Loss from joint ventures	(1,498)	(912)	(2,670)	(912)
Interest income, net	3,805	5,236	8,741	10,229

Net loss	$(4,988)	$(3,869)	$(8,405)	$(7,914)

Basic and diluted net loss per common share	$(0.15)	$(0.12)	$(0.26)	$(0.25)

Shares used to compute basic and diluted net loss per common share	32,799	31,731	32,695	31,653

See accompanying notes to the condensed financial statements.

NETRATINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$1,361	$4,958
INVESTING ACTIVITIES
Acquisition of property and equipment	(883)	(2,370)
Purchase of short term investments	(384,545)	(597,016)
Sale of short term investments	452,741	442,598
Investment in joint ventures	(1,602)	(1,229)

Net cash provided by (used in) investing activities	65,711	(158,017)
FINANCING ACTIVITIES
Proceeds from stock issuances	1,739	46
Payments on capital lease obligations and notes payable	(67)	(228)
Net cash provided by (used in) financing activities	1,672	(182)

Net increase (decrease) in cash and cash equivalents	68,744	(153,241)
Cash and cash equivalents at beginning of period	$47,610	$319,325

Cash and cash equivalents at end of period	$116,354	$166,084

Supplemental non-cash disclosures:
Accrual of stock issuance costs	$2,958	$—

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  LITIGATION

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against NetRatings ("the Company") in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which the Company engaged PaineWebber to act as its financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that the Company breached its obligations under the agreement by failing to pay PaineWebber a fee based upon the subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for the Company's initial public offering.

    On June 28, 2000 the court ruled in the Company's favor in connection with its motion to dismiss PaineWebber's claims that it improperly failed to retain PaineWebber as a managing underwriter in its initial public offering. It granted PaineWebber's motion for summary judgment as to the Company's liability on the claim that it failed to pay PaineWebber a fee based upon its sale of equity securities to Nielsen Media Research prior to and simultaneously with its initial public offering. To avoid additional litigation costs, the parties mutually stipulated not to appeal the aforementioned rulings.

    On December 13, 2000, PaineWebber filed a motion for summary judgment on the issue of damages requesting the court to assess damages in the amount of approximately $2.9 million plus interest. On January 18, 2001, the Company filed a cross motion for summary judgment on damages arguing that the damages owed to PaineWebber were $500,000 plus interest. On July 3, 2001, the court entered a judgment granting PaineWebber's motion for summary judgement fixing its damages at approximately $2.9 million plus approximately $417,000 in interest. As a result of this unfavorable ruling, the Company accrued $3.3 million at June 30, 2001 of which $2.9 million relates to additional stock issuance costs and $417,000 relates to interest expense. The stock issuance costs of $2.9 million have been charged to additional paid in capital in the accompanying condensed balance sheet since these costs relate to the prior sale of equity securities to Nielsen Media Research.

    The Company presently intends to appeal the court's decision and has filed its notice of appeal. The Company expects to incur substantial additional legal fees and expenses in connection with its appeal, and it may also result in the diversion of its internal resources. As a result, the Company's appeal of this decision, regardless of its eventual outcome, will likely be costly and time consuming and at this time the Company is unable to predict its final outcome.

    On March 27, 2001, Jupiter Media Metrix filed suit against NetRatings and another, unaffiliated company in the United States District Court for the District of Delaware. The case is captioned, Jupiter Media Metrix, Inc. v. NetRatings, Inc. and NetValue USA, Inc. (Civil Action No. 01-CV-193). The complaint alleges infringement of U.S. Patent No. 6,115,680 entitled "Computer Use Meter and Analyzer." The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. On May 1, 2001, NetRatings filed an answer to the complaint denying that NetRatings has infringed the patent. NetRatings intends to vigorously defend itself against the lawsuit. NetRatings expects to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of its internal resources. As a result, NetRatings' defense of this litigation, regardless of its eventual outcome, will likely be costly and time-consuming. The litigation is in the preliminary stage, and management is unable to predict its final outcome. Management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings' financial position. However, an adverse outcome could materially affect NetRatings' results of operations and financial position.

3.  COMPREHENSIVE LOSS

    The components of comprehensive loss are as follows ($ in thousands):

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
Net loss	$(4,988)	$(3,869)	$(8,405)	$(7,914)
Unrealized gain(loss) on short-term investments	(180)	(167)	556	(420)

Comprehensive loss	$(5,168)	$(4,036)	$(7,849)	$(8,334)

4.
NET LOSS PER SHARE OF COMMON STOCK

    The calculation of basic and diluted net loss per share is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
	(in thousands, except per share data)
Net loss	$(4,988)	$(3,869)	$(8,405)	$(7,914)
Weighted-average shares of common stock outstanding	32,920	32,252	32,839	32,197
Less: weighted-average shares subject to repurchase	121	521	144	544
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	32,799	31,731	32,695	31,653
Basic and diluted net loss per common share	$(0.15)	$(0.12)	$(0.26)	$(0.25)

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

    In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan. NetRatings Japan is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. In March 2000, NetRatings Japan began providing data based on the Japanese audience measurement panel. As of June 30, 2001, we held a 27% direct ownership interest in NetRatings Japan, ACNielsen eRatings.com, our joint venture partner, held a 20% ownership, and the remaining ownership interest was held by various Japanese investors.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, ACNielsen eRatings.com, in which we held a 19.9% ownership interest as of June 30, 2001 and ACNielsen held the remaining 80.1%, we have developed and released data for Internet audience measurement panels in Argentina, Australia, Austria, Belgium, Brazil, Denmark, Finland, Germany, Hong Kong, Ireland, Israel, Italy, Korea, Mexico, Netherlands, New Zealand, Norway, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. A panel is now under development in India and it is anticipated that this service will be rolled out before the end of 2001. As part of this joint venture, ACNielsen is responsible for the costs related to the initial panel development.

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of June 30, 2001, ACNielsen eRatings.com held a 20% ownership interest, and Mediametrie held the remaining ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. In September 2000, Mediametrie eRatings.com began providing data based on the French audience measurement panel.

    Through our strategic relationships and our joint ventures, we now provide the Nielsen//NetRatings service in 28 countries and panel development has commenced in one additional country.

    We generate revenue from the sale of our Internet audience measurement products and services. Through June 30, 2001, our information and analytical products and services, which include our Audience Measurement services, eCommerce services, and Media and Advertising Services, have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a portion of our revenue from the sale of custom research services and royalty payments from our joint venture partners. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base for the Nielsen//NetRatings services included 778 customers worldwide as of June 30, 2001.

    Cost of revenue consists primarily of expenses related to the recruitment, maintenance, and support of our U.S. and Canadian audience measurement panels, which are expensed as they are incurred, as well as operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer's subscription agreement, as the data is provided, and the royalty fees associated with our data partnering agreements. We believe that the continued development and enhancement of the audience measurement panels is essential to the long-term expansion of our business. We expect that cost of revenue will increase in future periods as we continue to develop and enhance our audience measurement panels and add additional panel infrastructure to support the growth of our services.

    Research and development expenses consist primarily of compensation and related costs for personnel associated with our research services and product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. However, we expect that research and development expenses will decrease during the next quarter due to a reduction in headcount incurred during the second quarter.

    Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. We expect that sales and marketing expenses will decrease during the next quarter due to a reduction in headcount incurred during the second quarter as well as a reduction in discretionary expenses related to marketing programs.

    General and administrative expenses consist primarily of salaries and related costs for executive, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees, provisions for doubtful accounts, and other general corporate expenses.

We expect that general and administrative expenses will decrease during the next quarter due to a reduction in headcount incurred during the second quarter as well as a reduction in discretionary expenses. We expect this decrease to be partially offset by an increase in legal expenses associated with our ongoing litigation.

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

    Loss from joint ventures represents an accrual for future capital contributions to our ACNielsen eRatings.com joint venture, as well as the write-down of certain joint venture investments for our pro-rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock." We expect the losses to continue in future periods as our joint ventures reinvest in their operations and strive to reach profitability.

    Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments balances. Interest expense relates to the interest charges incurred in connection with our credit facilities, the accrued interest charges associated with the PaineWebber litigation, and the interest on the accrual for future capital contributions to our ACNielsen eRatings.com joint venture. Due primarily to the anticipated continued decline in short-term interest rates in 2001, we expect interest income to decrease in future periods.

    We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $14.3 million for the year ended December 31, 2000, and $8.4 million for the six months ended June 30, 2001. We have experienced a decrease in renewal rates as well as an overall market reduction in ad spending which is anticipated to continue through next quarter thereby decreasing our future revenues. We also intend to continue to invest in a disaster recovery data center, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. See "Factors That May Affect Our Performance—We have incurred losses since inception and we may be unable to achieve profitability."

RESULTS OF OPERATIONS

    The following table sets forth our results of operations expressed as a percentage of revenues:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.7	66.9	51.8	78.2
Gross profit	45.3	33.1	48.2	21.8
Operating expenses:
Research and development	30.7	32.8	30.7	39.3
Sales and marketing	69.7	91.7	67.1	104.7
General and administrative	25.6	25.4	23.6	27.1
Stock-based compensation	39.1	57.6	39.8	71.6
Total operating expenses	165.1	207.5	161.2	242.7

Loss from operations	(119.8)	(174.4)	(113.0)	(220.9)
Loss from joint ventures	(24.6)	(19.4)	(20.8)	(11.7)
Interest income, net	62.5	111.5	68.2	131.2
Net loss	(81.9)%	(82.3)%	(65.6)%	(101.4)%

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000

    REVENUE.  Revenue increased 30% to $6.1 million for the three month period ended June 30, 2001 compared to $4.7 million for the corresponding period in 2000. For the six month period ended June 30, 2001, revenue increased 64% to $12.8 million compared to $7.8 million for the corresponding period in 2000. Sales of our information and analytical products and services accounted for substantially all of the revenue for each of the three month and six month periods ended June 30, 2000 and 2001. The increase in revenue was primarily due to the increase in the number of customers coupled with the introduction of new products and services, as well as the revenue associated with our renewing base of customers.. For the three month period ended June 30, 2001, we had a 47% renewal rate as compared to 88% in the corresponding period prior year. The decrease in our renewal rate is primarily due to the recent market downturn affecting Internet companies, many of which have been cutting costs or shutting down altogether. Many of the dot.com's in our customer base as of June 2000 were simply no longer in business as of June 2001 and therefore we were unable to renew these customers. The increase in revenue also reflects the amortization of deferred revenue associated with our customer subscriptions in accordance with our revenue policy. For the three month and six month periods ended June 30, 2001, our audience measurement service comprised 74% and 73% of our revenue, respectively, compared to 71% and 70% in the corresponding periods in 2000; our suite of analytical services accounted for 18% and 19% of the revenue, respectively, compared to 20% for both the corresponding periods in 2000; and the revenue from joint venture contracts and international royalties accounted for the remaining 8% of the revenue in both periods compared to 9% and 10% in the corresponding periods in 2000. During the three and six month periods ended June 30, 2001 and 2000, no customer accounted for more than 10% of our revenue.

    COST OF REVENUE.  Cost of revenue increased 6% to $3.3 million, or 55% of revenue for the three month period ended June 30, 2001 compared to $3.1 million, or 67% of revenue for the corresponding period in 2000. For the six month period ended June 30, 2001, cost of revenue increased 9% to $6.6 million, or 52% of revenue compared to $6.1 million, or 78% of revenue, for the corresponding period in 2000. The increase in absolute dollars primarily reflected costs incurred in 2001 relating to the expansion of the data center as well as an increase in work panel expenses associated with recruiting costs. The increase was offset by a reduction in panel fees associated with both the U.S. home and Canadian panel as recruiting efforts decreased and the panel entered into a maintenance cycle.

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased 21% to $1.9 million, or 31% of revenue for the three month period ended June 30, 2001 compared to $1.5 million, or 33% of revenue for the corresponding period in 2000. For the six month period ended June 30, 2001, research and development expenses increased 29% to $3.9 million, or 31% of revenue compared to $3.1 million, or 39% of revenue, for the corresponding period in 2000. The increase in absolute dollars was primarily due to an increase in salary expenses related to higher engineering headcount when compared to corresponding periods in 2000. Also contributing to the increases were higher engineering professional services expenses and recruiting fees associated with the additional headcount. The increase was partially offset by a decrease in equipment and software maintenance expenses related to research and development.

    SALES AND MARKETING.  Sales and marketing expenses decreased 1% to $4.2 million, or 70% of revenue for the three month period ended June 30, 2001 compared to $4.3 million or 92% of revenue, for the corresponding period in 2000. The decrease in sales and marketing expenses for this period was primarily due to the decrease in commission expense related to the decrease in contract sales when compared to the corresponding period in 2000. The decrease was furthered by a reduction in trade show, seminar, and conference expenses. The decrease was partially offset by an increase in salary expenses due to higher sales and marketing headcount when compared to corresponding period in 2000. For the six month period ended June 30, 2001, sales and marketing expenses increased 5% to $8.6 million, or 67% of revenue, compared to $8.2 million, or 105% of revenue, for the corresponding period in 2000. The increase in absolute dollars was primarily attributed to an increase in the number of sales, analytical services, and marketing employees, and the increase in commission-related expenses resulting from a 64% increase in revenue.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 30% to $1.6 million, or 26% of revenue, for the three month period ended June 30, 2001 compared to $1.2 million, or 25% of revenue for the corresponding period in 2000. For the six month period ended June 30, 2001, general and administrative expenses increased 43% to $3.0 million, or 24% of revenue, compared to $2.1 million, or 27% of revenue, for the corresponding period in 2000. The increase was primarily related to additional administrative personnel to support our expanded operations, a higher provision for doubtful accounts, and non-recurring legal expenses related to our ongoing litigation.

    STOCK-BASED COMPENSATION.  Stock based compensation expenses decreased 12% to $2.4 million for the three month period ended June 30, 2001 compared to $2.7 million for the corresponding period in 2000. For the six month period ended June 30, 2001, stock based compensation expenses decreased 9% to $5.1 million, or 40% of revenue compared to $5.6 million, or 72% of revenue, for the corresponding period in 2000. The decrease was primarily due to the scheduled amortization of our stock based compensation costs.

    LOSS FROM JOINT VENTURES.  Loss from joint ventures for the three month and six month periods ended June 30, 2001 were $1.5 million and $2.7 million, or 25% and 21% of revenue, respectively. For the corresponding periods in 2000, loss from joint ventures totaled $912,000. The increase is primarily due to a three-fold increase in the number of countries available through the Nielsen//NetRatings service when compared to the corresponding period in 2000.

    INTEREST INCOME, NET.  Interest income, net, decreased to $3.8 million for the three month period ended June 30, 2001 compared to $5.2 million for the corresponding period in 2000. For the six month period ended June 30, 2001, interest income, net, decreased to $8.7 million from $10.2 million for the corresponding period in 2000. The decrease reflects an overall reduction of interest rate returns when compared to the corresponding period in 2000, partially offset by higher cash and investment balances and $417,000 of accrued interest expense related to the PaineWebber litigation.

    NET LOSS.  For the three month period ended June 30, 2001, our net loss increased to $5.0 million, or $0.15 per share on approximately 32.8 million shares outstanding, as compared to a net loss of $3.9 million, or $0.12 per share on approximately 31.7 million shares outstanding for the corresponding period in 2000. For the six month period ended June 30, 2001, the net loss increased to $8.4 million, or $0.26 per share on approximately 32.7 million shares outstanding, as compared to a net loss of $7.9 million, or $0.25 per share on approximately 31.7 million shares outstanding for the corresponding period in 2000. The increase was primarily due to a decrease in net interest income, an increase in losses from joint ventures, offset by decreased operating losses for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments increased to $335.1 million at June 30, 2001 from $334.0 million at December 31, 2000. Operating activities provided cash of $1.4 million for the six month period ended June 30, 2001 primarily related to interest income earned on our cash and cash equivalents and short term investments balances, partially offset by additional operating expenses related to the expansion of our operations. Operating activities provided cash of $5.0 million for the corresponding period in 2000. The decrease in cash provided by operating activities is primarily due to the overall decrease in interest rate returns on our cash, cash equivalent, and short term investments balances.

    Cash provided by investing activities was $65.7 million for the six month period ended June 30, 2001. Sales, net of proceeds and maturities, of marketable securities and other investments during the period were $68.2 million. Capital expenditures totaled $883,000, mainly consisting of computer hardware and software related to the ongoing development of the data center and are expected to increase in future periods. During the corresponding period in 2000, cash used in investing activities was $158.0 million primarily due to net purchases of short-term investments of $154.4 million. The shift from short-term investments to cash and cash equivalents is due primarily to the decrease in return rates on bonds available as of June 30, 2001 due to the decrease in the federal prime interest rate. Although we had no material capital expenditure commitments as of June 30, 2001, we anticipate that capital expenditures will increase during the remainder of 2001 due to the anticipated growth in operations and infrastructure related to our expansion and the implementation of a disaster-recovery data center. The cash provided by investing activities will be further reduced by our obligation to repay, during the fourth quarter of 2001, our share of the advanced capital contributions related to the ACNielsen eRatings.com joint venture.

    For the six month period ended June 30, 2001, cash provided by financing activities was $1.7 million as compared to $182,000 used in financing activities in the comparable period in 2000. The cash provided by financing activities was primarily related to proceeds from the exercise of options and the purchase of shares associated with the employee stock purchase plan. The cash used in financing activities during the six month period ended June 30, 2000 was primarily related to principal payments on our capital lease obligations, offset by proceeds from the issuance of preferred stock and proceeds from convertible notes payable to Nielsen Media Research.

    We have an equipment line of credit with Venture Lending & Leasing totaling $1.2 million. Funds borrowed under the line of credit are secured by our tangible assets and bear interest at an annual rate of 8%. As of June 30, 2001 we had utilized approximately $500,000 under the line of Credit with a balance of $159,000 outstanding. In addition, we have a $1 million commercial line of credit with Heritage Bank of Commerce. Borrowings under this line are secured by our business assets other than those securing our equipment loans and bear interest at the bank's prime interest rate, which was 6.75% as of June 30, 2001. Our credit agreement with Heritage Bank contains certain financial covenants, including minimum liquidity at or above $5 million, tangible net worth of $10 million, and debt to tangible net worth ratio of 1-to-1. As of June 30, 2001, we were in compliance with all of these covenants and had no outstanding balances on the credit facilities with Heritage Bank of Commerce.

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

FACTORS THAT MAY AFFECT OUR PERFORMANCE

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

    We have experienced operating losses in each quarter since our inception. We incurred net losses of $14.3 million for the year ended December 31, 2000, $8.4 million for the six months ended June 30, 2001, and as of June 30, 2001, our accumulated deficit was $46.2 million. We intend to make significant expenditures related to panel development, maintenance and operations, marketing, hiring of additional personnel, and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown as compared to prior years, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

  •
  changes in demand for our products and services due to the announcement or introduction of new products and services by us or our competitors or a slowdown in the growth in online advertising spending;

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

    Our future success will depend in part on an increase in the use of the Internet as an advertising medium and the proliferation of e-commerce. These markets are new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is also uncertainty about the demand and market acceptance for Internet advertising and e-commerce. Many of our current or potential customers have little or no experience using the Internet for advertising or commerce purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective, unique, and effectively deal with issues such as channel conflict and infrastructure costs. Rapid growth in the use of the Internet for e-commerce may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of customers. In addition, many current and potential publishers of content and commerce merchants on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites or from conducting on line commerce transactions. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to emerge or become sustainable. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

A SLOWING OF THE GENERAL ECONOMY MAY HAVE A DISPROPORTINATE EFFECT ON OUR BUSINESS

    Our dependence on customers in e-commerce and Internet advertising industries could cause us to be disproportionately affected by current economic conditions. Customers in these industries are experiencing declining revenues and may be experiencing difficulty raising capital they need to maintain their operations at historical levels. Accordingly, such customers may scale back the resources they devote to services such as ours or could cease operations altogether. If economic conditions do not improve, or if we experience a worsening in the global economic slowdown, our business and results of operation may continue to suffer.

WE CANNOT FORECAST THE RATE AT WHICH SUBSCRIPTIONS FOR OUR SERVICES MAY BE RENEWED AND WE MAY NOT ACHIEVE SUFFICIENTLY-HIGH RENEWAL RATES TO BECOME PROFITABLE

    We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals and sales of additional products and services to existing customers to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates or a reduction in the number of products and services that we are able to sell to existing customers would harm our operating results and could prevent us from becoming profitable. To date, renewals have been an essential element of our revenue growth, however, these rates have declined in recent quarters. We can not assure you that we will be able to achieve high renewal rates, particularly during times of economic downturns. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers' businesses could cause a decline in renewal rates for our products and services.

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

    The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. In the market for Internet audience measurement services and analytical services we compete with ComScore Networks, Forrester Research, Gartner Group, iamasia, Jupiter Media Metrix, NetValue, Plurimus, and Red Sheriff. We expect competition in the area of Internet audience measurement and analytical services to intensify in the future.

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

COSTS TO DEVELOP AND MAINTAIN ACCURATE AUDIENCE MEASUREMENT PANELS ARE SIGNIFICANT AND MAY INCREASE

    To date, the expense of recruiting, maintaining, and operating our audience measurement panels has been substantially all of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a corresponding decrease in our gross margin. We believe that the quality, size and scope of our panels is critical to the success of our business. The costs associated with quality, size and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet panels, and we could experience lower cooperation rates or higher turnover rates in the future.

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

    Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in Internet-related industries, particularly management, technical, sales and marketing personnel, is intense. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which would harm our business. We have employment agreements with some of our key personnel, however, such agreements may be ineffective in preventing key employees from leaving our company.

OUR PLANNED INTERNATIONAL EXPANSION COULD FAIL

    Our current strategy includes expansion of our services to measure Internet audiences outside of those countries we currently serve. Through our own efforts and those of our joint ventures, we have developed and released data from audience measurement panels in Argentina, Australia, Austria,

Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, the United Kingdom, and the United States. A panel is now under development in India, and it is anticipated that those service will be rolled out before the end of 2001. Our continued expansion into international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage or adoption of our products and services in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international expansion will depend on our ability to:

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

BECAUSE THE INTERNET AUDIENCE MEASUREMENT INDUSTRY IS IN ITS INFANCY, THE PRICING AND ACCEPTANCE OF OUR PRODUCTS AND SERVICES ARE UNCERTAIN

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

    Nielsen Media Research's principal business consists of providing television audience measurement services based on audience panels that it develops independently of its strategic relationship with us. ACNielsen also derives a substantial portion of its revenue from television audience measurement services outside of the United States. If television and the Internet converge in the future as expected, any Internet audience information that is reported by television audience measurement services through these VNU subsidiaries may overlap with the audience information that is reported by the Nielsen//NetRatings Internet audience measurement services. In the event of such overlap, VNU's services could begin competing with our services for the same research budgets among customers in the marketplace, and its offering of such services could conflict with its obligation to develop and maintain our Internet audience panels.

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

    Our internal computer operations are located in leased facilities in San Jose, California, in an area that is susceptible to earthquakes. We do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, if this location experienced a system failure, our online services would become unavailable to our customers until we were able to bring an alternative facility online, a process which could take several weeks. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. We intend to develop back-up systems outside of San Jose; however, as we replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

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

A DELAY OR DISCONTINUATION OF OUR SERVER HOSTING SERVICE COULD HARM OUR BUSINESS

    The servers on which we collect panel members' data are maintained by AboveNet at its facilities located in San Jose, California. AboveNet continually monitors our current utilization rate and the extent of our system capacity needs. We believe we are currently operating at utilization levels that do not require additional capacity. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of AboveNet's computer and communications hardware and software systems. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at AboveNet's facility could result in interruptions in the flow of data to our servers. In addition, any failure by AboveNet to provide our required data communications capacity could result in interruptions in our service. In the past, we have experienced occasional minor interruptions in service from AboveNet, although we have never experienced a significant interruption in service due to failures at AboveNet. In the event of a delay in the delivery of data from AboveNet, or if AboveNet should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business. In recent quarters we have noticed a softening in the marketplace for "co-location" services such as those offered by AboveNet and its competitors and a corresponding decrease in the financial stability of many company's offering such services; if this trend continues, we could face potential interruptions or cancellation of our services and could have difficulties in establishing similar services with alternative providers.

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS

    We are subject to pending lawsuits. See "Part II, Item 1—Legal Proceedings."

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

WE MIGHT FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO RESOLVE

    We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, on March 27, 2001, Jupiter Media Metrix filed a suit against us and another, unaffiliated company in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,115,680—see "Part II, Item 1—Legal Proceedings." Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of June 30, 2001, we had cash and cash equivalents and short-term investments of $335.1 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. Our outstanding capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations. NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net loss of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the joint venture losses recorded by NetRatings.

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On November 4, 1999, PaineWebber Incorporated filed a lawsuit against us in the Supreme Court of the State of New York for the County of New York. The suit involves an agreement entered into in May 1999 in which we engaged PaineWebber to act as our financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleges that we breached our obligations under the agreement by failing to pay PaineWebber a fee based upon the our subsequent sale of equity securities to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for our initial public offering.

    On June 28, 2000 the court ruled in our favor in connection with our motion to dismiss PaineWebber's claims that we improperly failed to retain PaineWebber as a managing underwriter in our initial public offering. It granted PaineWebber's motion for summary judgment as to NetRatings' liability on the claim that we failed to pay PaineWebber a fee based upon our sale of equity securities to Nielsen Media Research prior to and simultaneously with our initial public offering. To avoid additional litigation costs, the parties mutually stipulated not to appeal the aforementioned rulings.

    On December 13, 2000, PaineWebber filed a motion for summary judgment on the issue of damages requesting the court to assess damages in the amount of approximately $2.9 million plus interest. On January 18, 2001, NetRatings filed a cross motion for summary judgment on damages arguing that the damages owed to PaineWebber were $500,000 plus interest. On July 3, 2001, the court entered a judgment granting PaineWebber's motion for summary judgement fixing its damages at approximately $2.9 million plus approximately $417,000 in interest. As result of this unfavorable ruling, NetRatings accrued $3.3 million at June 30, 2001 of which $2.9 million relates to additional stock issuance costs and $417,000 relates to interest expense. The stock issuance costs of $2.9 million have been charged to additional paid in capital in the accompanying condensed balance sheet since these costs relates to the prior sale of equity securities to Nielsen Media Research.

    We presently intend to appeal the court's decision and have filed our notice of appeal. We expect to incur substantial additional legal fees and expenses in connection with our appeal, and it may also result in the diversion of our internal resources. As a result, our appeal of this decision, regardless of its eventual outcome, will likely be costly and time consuming and at this time we are unable to predict its final outcome.

    On March 27, 2001, Jupiter Media Metrix filed suit against NetRatings and another, unaffiliated company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,115,680 entitled "Computer Use Meter and Analyzer." The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. On May 1, 2001, we filed an answer to the complaint denying that we have infringed the patent. We intend to vigorously defend ourselves against the lawsuit. We expect to incur substantial legal fees and expenses in connection with the litigation, and it may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time-consuming. The litigation is in the preliminary stage, and management is unable to predict its final outcome. Management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 22, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors David J. Toth (28,185,634 affirmative votes and 195,150 withheld), David A. Norman (28,224,234 affirmative votes and 156,550 withheld), D. Scott Mercer (28,231,034 affirmative votes and 149,750 withheld), James J. Geddes, Jr. (28,231,034 affirmative votes and 149,750 withheld), David H. Harkness (28,131,784 affirmative votes and 249,000 withheld), Michael P. Connors (28,168,084 affirmative votes and 212,700 withheld), Thomas A. Mastrelli (28,133,384 affirmative votes and 247,400 withheld), Arthur F. Kingsbury (28,230,884 affirmative votes and 149,900 withheld), Daniel O'Shea (28,181,134 affirmative votes and 199,650 withheld), John A. Dimling (28,185,284 affirmative votes and 195,500 withheld) and Charles E. Leonard (28,181,134 affirmative votes and 199,650 withheld)

    The stockholders also approved an amendment to the Company's 1998 Stock Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares (with 25,786,404 shares voting for, 1,181,104 against, and 3,520 abstaining).

    The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2001 (with 28,372,384 shares voting for, 8,400 against, and 0 shares abstaining).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.2
1998 Stock Plan, including form of Stock Option Agreement (as amended)

(b)
Reports on Form 8-K

    On July 3, 2001, we filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding developments in our lawsuit with PaineWebber Incorporated.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2001.

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
  PART I
  ITEM 1. FINANCIAL STATEMENTS
NETRATINGS, INC. CONDENSED BALANCE SHEETS ($ IN THOUSANDS)
NETRATINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
NETRATINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) ($ IN THOUSANDS)
NETRATINGS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES