Form 10-Q
period 2001-09-30
NETRATINGS INC
filed 2001-11-14
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 000-27907

NETRATINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0461990
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
890 HILLVIEW COURT MILPITAS, CALIFORNIA	95035
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 941-2900

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

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 2001, WAS 33,103,663.

NETRATINGS, INC.

FORM 10-Q INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

NETRATINGS, INC.
CONDENSED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,186	$47,610
Short-term investments	258,840	286,412
Accounts receivable, net	4,352	7,277
Amounts due from related parties	2,399	2,167
Prepaid expenses and other current assets	2,231	1,680

Total current assets	345,008	345,146
Property and equipment, net	2,763	2,722
Other assets	4,494	3,297

	$352,265	$351,165

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,861	$1,927
Accrued liabilities related to litigation	3,000	—
Accrued liabilities	5,424	4,808
Deferred revenue	7,790	10,876
Notes payable and capital lease obligations, current portion	79	133
Amounts due to related parties	11,851	7,227
Total current liabilities	31,005	24,971
Notes payable and capital lease obligations, long-term portion	33	93
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value $0.001:
Authorized shares: 86,851
Issued and outstanding shares: 32,638 at December 31, 2000 and 33,085 at September 30, 2001	$33	$33
Additional paid-in capital	400,455	399,630
Deferred compensation and other costs	(28,276)	(35,734)
Accumulated deficit	(50,985)	(37,828)
Total stockholders' equity	321,227	326,101

	$352,265	$351,165

See accompanying notes to condensed financial statements.

NETRATINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Revenue	$5,582	$6,005	$18,393	$13,803
Cost of revenue	3,441	3,370	10,083	9,471
Gross profit	2,141	2,635	8,310	4,332
Operating expenses:
Research and development	1,723	1,623	5,659	4,684
Sales and marketing	3,358	4,977	11,950	13,145
General and administrative	1,486	1,352	4,512	3,466
Stock-based compensation	2,476	2,566	7,568	8,151
Total operating expenses	9,043	10,518	29,689	29,446

Loss from operations	(6,902)	(7,883)	(21,379)	(25,114)
Loss from joint ventures	(1,665)	(1,267)	(4,334)	(2,179)
Interest income, net	3,815	5,455	12,556	15,684
Net loss	$(4,752)	$(3,695)	$(13,157)	$(11,609)

Basic and diluted net loss per common share	$(0.14)	$(0.11)	$(0.40)	$(0.36)

Shares used to compute basic and diluted net loss per common share	32,972	32,171	32,784	31,825

See accompanying notes to the condensed financial statements.

NETRATINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$1,445	$7,254
INVESTING ACTIVITIES
Acquisition of property and equipment	(1,252)	(2,623)
Purchase of short term investments	(552,632)	(764,060)
Sale of short term investments	581,719	541,037
Investment in joint ventures	(1,755)	(1,229)

Net cash provided by (used in) investing activities	26,080	(226,875)
FINANCING ACTIVITIES
Proceeds from stock issuances	2,165	885
Proceeds from shareholder note receivable	—	128
Payments on capital lease obligations and notes payable	(114)	(260)
Net cash provided by financing activities	2,051	753

Net increase (decrease) in cash and cash equivalents	29,576	(218,868)
Cash and cash equivalents at beginning of period	$47,610	$319,325

Cash and cash equivalents at end of period	$77,186	$100,457

Supplemental non-cash disclosures:
Accrual of stock issuance costs	$2,965	$—

See accompanying notes to the condensed financial statements

NETRATINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying financial statements of NetRatings have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings' annual report on Form 10-K for the fiscal year ended December 31, 2000.

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  LITIGATION

  PaineWebber

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

    On June 28, 2000, the court ruled in the Company's favor in connection with its motion to dismiss PaineWebber's claims that it improperly failed to retain PaineWebber as a managing underwriter in its initial public offering. It granted PaineWebber's motion for summary judgment as to the Company's liability on the claim that it failed to pay PaineWebber a fee based upon its sale of equity securities to Nielsen Media Research prior to and simultaneously with its initial public offering. To avoid additional litigation costs, the parties mutually stipulated not to appeal the aforementioned rulings.

    On December 13, 2000, PaineWebber filed a motion for summary judgment on the issue of damages requesting the court to assess damages in the amount of approximately $2.9 million plus interest. On January 18, 2001, the Company filed a cross motion for summary judgment on damages arguing that the damages owed to PaineWebber were $500,000 plus interest. On July 3, 2001, the court entered a judgment granting PaineWebber's motion for summary judgement fixing its damages at approximately $2.9 million plus approximately $417,000 in interest. As result of this unfavorable ruling, the Company accrued $3.3 million at June 30, 2001 of which $2.9 million relates to additional stock issuance costs and $417,000 relates to interest expense. The stock issuance costs of $2.9 million have been charged to additional paid in capital in the accompanying condensed balance sheet since these costs represent issuance costs for the prior sale of equity securities to Nielsen Media Research

    On October 15, 2001, PaineWebber and the Company entered into a Confidential Settlement and Release Agreement whereby the parties agreed to settle the litigation and the Company agreed to dismiss its appeal and to pay a total of $3.0 million dollars to PaineWebber. As a result, as of September 30, 2001, the Company adjusted the amount previously accrued in order to reflect the settlement amount.

  Jupiter Media Metrix

    On March 27, 2001, Jupiter Media Metrix filed suit against the Company and another, unaffiliated company in the United States District Court for the District of Delaware. The case is captioned, Jupiter Media Metrix, Inc. v. NetRatings, Inc. and NetValue USA, Inc. (Civil Action No. 01-CV-193). The complaint alleges infringement of U.S. Patent No. 6,115,680 entitled "Computer Use Meter and Analyzer." The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. On May 1, 2001, the Company filed an answer to the complaint denying that the Company has infringed the patent. The litigation is in the preliminary stage, and management is unable to predict its final outcome. Management currently believes that the resolution of this matter will not have a material adverse impact on the Company's financial position. However, an adverse outcome could materially affect the Company's results of operations and financial position.

    In connection with the proposed acquisition of Jupiter Media Metrix by the Company (see Part I, Item 1, Note 5), the parties agreed to stay all litigation activity against each other, until the merger is consummated or the merger agreement is terminated. If the merger agreement is terminated, the parties have agreed to a revised case schedule for the pending action. Should the action resume, the Company intends to vigorously defend itself against the lawsuit. In such event, the Company would likely incur substantial legal fees and expenses in connection with the litigation, and the litigation may also result in the diversion of its internal resources. As a result, the Company's defense of this litigation, regardless of its eventual outcome, would likely be costly and time-consuming.

  Securities Class Action Complaint

    On November 6, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against the Company, two of its officers and directors and certain underwriters of the Company's initial public offering. The purported class action is brought on behalf of all parties who purchased NetRatings stock between December 9, 1999 and December 6, 2000 that was registered pursuant to the Form S-1 registration statement filed with the SEC in connection with the offering. The plaintiffs allege that the Company's prospectus, incorporated in the registration statement, was materially false and misleading because it failed to disclose that our underwriters required several investors who sought large allocations of stock in the offering to pay excessive underwriters' compensation in the form of increased brokerage commissions on other trades and required investors to agree to buy shares of the Company's stock after the offering was completed at predetermined prices as a precondition to obtaining allocations in the offering. The plaintiffs further allege that because of these purchases, the Company's stock price after its initial public offering was artificially inflated. Based on these allegations, the complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933. The complaint also alleges claims solely against the underwriters under Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. The Company anticipates that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. The Company believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this litigation.

3.  COMPREHENSIVE LOSS

    The components of comprehensive loss are as follows ($ in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Net loss	$(4,752)	$(3,695)	$(13,157)	$(11,609)
Unrealized gain(loss) on short-term investments	958	408	1,514	(12)
Comprehensive loss	$(3,794)	$(3,287)	$(11,643)	$(11,621)

4.  NET LOSS PER SHARE OF COMMON STOCK

    The calculation of basic and diluted net loss per share is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(amounts in thousands, except per share data)
	2001	2000	2001	2000
Net loss	$(4,752)	$(3,695)	$(13,157)	$(11,609)
Weighted-average shares of common stock outstanding	33,053	32,483	32,907	32,292
Less: weighted-average shares subject to repurchase	81	312	123	467
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	32,972	32,171	32,784	31,825
Basic and diluted net loss per common share	$(0.14)	$(0.11)	$(0.40)	$(0.36)

5.  SUBSEQUENT EVENT

    On October 25, 2001, the Company entered into an Agreement and Plan of Merger with Jupiter Media Metrix, Inc. providing for the Company to acquire Jupiter in exchange for approximately $71.2 million in cash and stock. In connection with this agreement, the Company has also agreed to lend Jupiter Media Metrix up to $25 million under a secured credit facility. The purchase price in the acquisition will be reduced by the amount drawn down by Jupiter Media Metrix under the credit facility, as well as by Jupiter's expenditures to terminate various international joint ventures, to the extent those expenditures exceed $5 million.

    In the transaction, each outstanding share of Jupiter Media Metrix will be exchanged for 0.1490 NetRatings shares or $1.95 in cash, and Jupiter Media Metrix will become a wholly-owned subsidiary of the Company. Each Jupiter Media Metrix stockholder will be entitled to elect whether to receive cash or stock in the merger, provided that cash consideration may comprise no more than 50% nor less than 30% of the merger consideration paid to all Jupiter Media Metrix stockholders in the aggregate. The transaction will be subject to the approval of Jupiter Media Metrix's stockholders, clearance by antitrust regulators in the U.S. and Europe, and other customary conditions. The transaction will be accounted for as a purchase and will be taxable to Jupiter Media Metrix's stockholders.

    Also on October 25, 2001, the Company entered into an Agreement and Plan of Reorganization with ACNielsen Corporation providing for the Company to acquire ACNielsen's 80.1 percent stake in ACNielsen eRatings.com, a company that has been operated as a joint venture between ACNielsen and the Company since 1999. In the transaction, the Company will issue 1,256,000 shares of stock to ACNielsen. Upon the closing of the transaction, the Company will also enter into a Services Agreement with ACNielsen pursuant to which ACNielsen will provide the Company with marketing, panel management and back-office services and personnel for a period of five years, and the Company will amend its Operating Agreement with Nielsen Media Research (an affiliate of ACNielsen) to provide that, in lieu of paying sales commissions to Nielsen Media Research, the Company will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling our products and services.

6. RECENT ACCOUNTING PROUNCEMENTS.

    In July 2001, the Financial Accounting Standards Board issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 or the year ended December 31, 2002 for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 requires goodwill and intangible assets that have indefinite lives to not be amortized but to be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company is currently evaluating the impact that the implementation of FAS 141 and 142 will have on its financial statements.

    In August 2001, the Financial Accounting Standards Board issued FAS 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This Statement is effective for the Company beginning in the fiscal year ended December 31, 2002, and the Company is currently evaluating the impact, if any, that the implementation of FAS 144 will have on its financial statements.

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

    In June 1999, we commenced our international expansion efforts by establishing a joint venture, NetRatings Japan. NetRatings Japan is responsible for building and maintaining a Japanese audience measurement panel and introducing our products and services to the Japanese market. In March 2000, NetRatings Japan began providing data based on the Japanese audience measurement panel. As of September 30, 2001, we held a 27% direct ownership interest in NetRatings Japan, ACNielsen eRatings.com (see Part I, Item 1, Note 5), our joint venture partner, held a 20% ownership, and the remaining ownership interest was held by various Japanese investors.

    In September 1999, we entered into a joint venture with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. Through the joint venture, ACNielsen eRatings.com, in which we held a 19.9% ownership interest as of September 30, 2001 and ACNielsen held the remaining 80.1%, we have developed and released data for Internet audience measurement panels in Argentina, Australia, Austria, Belgium, Brazil, Denmark, Finland, Germany, Hong Kong, India, Ireland, Israel, Italy, South Korea, Mexico, Netherlands, New Zealand, Norway, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. On October 25, 2001 we agreed to purchase the remaining 80.1% in ACNielsen eRatings.com. See "Part I, Item 1, Note 5" This

acquisition is subject to the consummation of our acquisition of Jupiter Media Metrix, described below, as well as customary closing conditions.

    In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of September 30, 2001, ACNielsen eRatings.com (see Part I, Item 1, Note 5) held a 20% ownership interest, and Mediametrie held the remaining ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel and introducing our products and services to the French market. In September 2000, Mediametrie eRatings.com began providing data based on the French audience measurement panel.

    On October 25, 2001, we entered into an Agreement and Plan of Merger with Jupiter Media Metrix, Inc. providing for NetRatings to acquire Jupiter in exchange for approximately $71.2 million in cash and stock. In connection with this agreement, we have also agreed to lend Jupiter Media Metrix up to $25 million under a secured credit facility. The purchase price in the acquisition will be reduced by the amount drawn down by Jupiter Media Metrix under the credit facility, as well as by Jupiter's expenditures to terminate various international joint ventures, to the extent those expenditures exceed $5 million.

    In the transaction, each outstanding share of Jupiter Media Metrix will be exchanged for 0.1490 NetRatings shares or $1.95 in cash, and Jupiter Media Metrix will become a wholly-owned subsidiary of NetRatings. Each Jupiter Media Metrix stockholder will be entitled to elect whether to receive cash or stock in the merger, provided that cash consideration may comprise no more than 50% nor less than 30% of the merger consideration paid to all Jupiter Media Metrix stockholders in the aggregate. The transaction will be subject to the approval of Jupiter Media Metrix's stockholders, clearance by antitrust regulators in the U.S. and Europe, and other customary conditions. The transaction will be accounted for as a purchase and will be taxable to Jupiter Media Metrix's stockholders.

    Also on October 25, 2001, we entered into an Agreement and Plan of Reorganization with ACNielsen Corporation providing for NetRatings to acquire ACNielsen's 80.1 percent stake in ACNielsen eRatings.com, a company that has been operated as a joint venture between ACNielsen and us since 1999. In the transaction, we will issue 1,256,000 shares of stock to ACNielsen. Upon the closing of the transaction, we will also enter into a Services Agreement with ACNielsen pursuant to which ACNielsen will provide us with marketing, panel management and back-office services and personnel for a period of five years, and we will amend our Operating Agreement with Nielsen Media Research to provide that, in lieu of paying sales commissions to Nielsen Media Research (an affiliate of ACNielsen), we will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling our products and services.

    Through our strategic relationships and our joint ventures, we now provide the Nielsen//NetRatings service in 29 countries. However, in connection with our proposed acquisitions of Jupiter Media Metrix and ACNielsen eRatings.com (See Part I, Item 1, Note 5), we anticipate reducing the number of countries covered by the Nielsen//NetRatings service to between ten and twenty.

    We generate revenue from the sale of our Internet audience measurement products and services. Through September 30, 2001, our information and analytical products and services, which include our Audience Measurement services, eCommerce services, and Media and Advertising Services, have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a portion of our revenue from the sale of custom research services and royalty payments from our joint venture partners. Upon the closing of our proposed acquisition of ACNielsen eRatings.com (See Part I, Item 1, Note 5) we anticipate that we will no longer receive these royalties from eRatings.com, but instead will recognize the revenue associated wth the eRatings.com business. Revenue from these custom services is recognized in the period in which the service is provided. We sell our products and services to customers in a wide range of industries. Our customer base for the Nielsen//NetRatings services included 700 customers worldwide as of September 30, 2001.

    Cost of revenue consists primarily of expenses related to the recruitment, maintenance, and support of our U.S. and Canadian audience measurement panels, which are expensed as they are incurred, as well as operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer's subscription agreement, as the data is provided, and the royalty fees associated with our data partnering agreements. Upon the closing of our proposed acquisition of ACNielsen eRatings.com (See Part I, Item 1, Note 5), we anticipate that we will longer incur the data acquisition costs related to eRatings.com, but instead will incur the cost of revenue associated with the eRatings.com business. We believe that the continued enhancement of the audience measurement panels is essential to the long-term expansion of our business. We expect that cost of revenue will increase in future periods as we continue to enhance our audience measurement panels and add additional panel infrastructure to support the growth of our services.

    Research and development expenses consist primarily of compensation and related costs for personnel associated with our research services and product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. However, we expect that research and development expenses will decrease during the next quarter due to a reduction in discretionary expenses related to research and development programs.

    Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. Upon the closing of our proposed acquisition of ACNielsen eRatings.com (See Part I, Item 1, Note 5), in lieu of paying sales commissions to Nielsen Media Research, we have agreed to pay all of Nielsen Media Research's actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling our products and services. We expect that sales and marketing expenses will decrease during the next quarter due to a reduction in expenses related to marketing programs as well as an overall reduction in sales and marketing discretionary expenses.

    General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees, provisions for doubtful accounts, and other general corporate expenses. We expect that general and administrative expenses will decrease during the next quarter due to a reduction in discretionary expenses furthered by a reduction in legal expenses associated due to the recent settlement of the Paine Webber litigation and the suspension of activity on the Jupiter Media Metrix lawsuit pending the completion of the proposed acquisition (see Part I, Item 1, Note 5).

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

    Loss from joint ventures represents an accrual for future capital contributions to our ACNielsen eRatings.com joint venture, as well as the write-down of certain joint venture investments for our pro-rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18; "The Equity Method of Accounting for Investments in Common Stock." We expect the losses to continue in future periods as our joint ventures reinvest in their operations and strive to reach profitability, however, we do expect losses from joint ventures decrease upon closing of the proposed acquisition of ACNielsen eRatings.com as the entity is fully consolidated with the Company.  See "Part I, Item 1, Note 5"

    Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments balances. Interest expense relates primarily to the interest on the accrual for future capital contributions to our ACNielsen eRatings.com joint venture. Due primarily to the anticipated continued decline in short-term interest rates in 2001 as well as the planned cash use during the three month period ending December 31, 2001 (See Liquidity and Capital Resources section), we expect interest income to decrease in future periods.

    We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $14.3 million for the year ended December 31, 2000, and $13.2 million for the nine months ended September 30, 2001. We have experienced a decrease in renewal rates as well as an overall market reduction in online advertising spending, which is anticipated to continue through next quarter, thereby decreasing our future revenues. We also intend to continue to invest in a disaster recovery data center, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow the Company. As a result, we expect to continue to incur net losses for the foreseeable future. See "Factors That May Affect Our Performance-We have incurred losses since inception and we may be unable to achieve profitability."

RESULTS OF OPERATIONS

    The following table sets forth our results of operations expressed as a percentage of revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.6	56.1	54.8	68.6
Gross profit	38.4	43.9	45.2	31.4
Operating expenses:
Research and development	30.9	27.0	30.8	33.9
Sales and marketing	60.2	82.9	65.0	95.2
General and administrative	26.6	22.5	24.5	25.1
Stock-based compensation	44.4	42.7	41.1	59.1
Total operating expenses	162.0	175.2	161.4	213.3

Loss from operations	(123.6)	(131.3)	(116.2)	(181.9)
Loss from joint ventures	(29.8)	(21.1)	(23.6)	(15.8)
Interest income, net	68.3	90.8	68.3	113.6
Net loss	(85.1)%	(61.5)%	(71.5)%	(84.1)%

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

    REVENUE.  Revenue decreased 7% to $5.6 million for the three month period ended September 30, 2001 compared to $6.0 million for the corresponding period in 2000. The decrease was primarily due to a decline in contract sales resulting from the continued slowing economy coupled with the decrease in renewal rates year to year. For the three month period ended September 30, 2001, we had a 40% renewal rate as compared to 80% in the corresponding period in 2000. The decrease in our renewal rate is primarily due to the recent market downturn affecting Internet companies, many of which have been cutting costs or shutting down altogether. For the three month period ended September 30, 2001, our audience measurement service comprised 73% of our revenue compared to 72% in the corresponding period in 2000; our suite of analytical services accounted for 18% of the revenue compared to 20% in the corresponding period in 2000; and the revenue from joint venture contracts and international royalties accounted for the remaining 9% of the revenue compared to 8% in the corresponding period in 2000. During the three month period ended September 30, 2001 and 2000, no customer accounted for more than 10% of our revenue.

    COST OF REVENUE.  Cost of revenue remained flat at $3.4 million, or 62% of revenue for the three month period ended September 30, 2001 compared to $3.4 million, or 56% of revenue for the corresponding period in 2000. Cost of revenue increased due to the expansion of our data center, an increase in international sales resulting in a corresponding increase in the amortization of the data acquisition fees associated with the sale of international data, and royalty fees associated with data partnering agreements. The increase was offset by a reduction in panel fees associated with both the U.S. home and business panel as recruiting efforts decreased and the panel entered into a maintenance cycle.

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased 6% to $1.7 million, or 31% of revenue, for the three month period ended September 30, 2001 compared to

$1.6 million, or 27% of revenue, for the corresponding period in 2000. The increase was primarily due to an increase in salary-related expenses resulting from a year-over-year increase in research and development personnel. The increase was furthered by increases in expenses related to equipment and software maintenance and professional services.

    SALES AND MARKETING.  Sales and marketing expenses decreased 33% to $3.4 million, or 60% of revenue, for the three month period ended September 30, 2001 compared to $5.0 million, or 83% of revenue, for the corresponding period in 2000. The decrease in sales and marketing expenses was primarily due to a reduction in public relations and trade show expenses as well as a decrease in commissions paid to sales personnel associated with the decrease in customer contracts.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 10% to $1.5 million, or 27% of revenue, for the three month period ended September 30, 2001 compared to $1.4 million, or 23% of revenue, for the corresponding period in 2000. The increase was primarily related to non-recurring legal expenses related to outstanding litigation.

    STOCK-BASED COMPENSATION.  Stock-based compensation expenses decreased 4% to $2.5 million, or 44% of revenue, for the three month period ended September 30, 2001 compared to $2.6 million, or 43% of revenue, for the corresponding period in 2000. The decrease in absolute dollars was primarily due to the scheduled amortization of our stock-based compensation costs.

    LOSS FROM JOINT VENTURES.  Loss from joint ventures for the three month period ended September 30, 2001 was $1.7 million, or 30% of revenue. For the corresponding period in 2000, loss from joint ventures totaled $1.3 million, or 21% of revenue. The increase is primarily due to a two-fold increase in the number of countries in which the Nielsen//NetRatings service is offered when compared to the corresponding period in 2000.

    INTEREST INCOME, NET.  Interest income, net, decreased 30% to $3.8 million for the three month period ended September 30, 2001 compared to $5.5 million for the corresponding period in 2000. The decrease reflects an overall reduction in interest rates when compared to the corresponding period in 2000, partially offset by the reversal of previously accrued interest expense associated with the PaineWebber litigation. See Part I, Item 1, Note 2.

    NET LOSS.  For the three month period ended September 30, 2001, our net loss increased to $4.8 million, or $0.14 per share on approximately 33.0 million shares outstanding, as compared to a net loss of $3.7 million, or $0.11 per share on approximately 32.2 million shares outstanding, for the corresponding period in 2000. The increase was primarily due to a decrease in net interest income, an increase in loss from joint ventures, offset by a decrease in operating losses.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

    REVENUE.  Revenue increased 33% to $18.4 million for the nine month period ended September 30, 2001, compared to $13.8 million for the corresponding period in 2000. The increase was primarily due to the increase in the number of customers coupled with the introduction of new products and services, as well as the revenue associated with our renewing base of customers during 2001. The increase also reflects the amortization of deferred revenue associated with our customer subscriptions in accordance with our revenue policy. Sales of our information and analytical products and services accounted for substantially all of the revenue for the nine month period ended September 30, 2000 and 2001. For the nine month period ended September 30, 2001, our audience measurement service comprised 73% of our revenue compared to 71% in the corresponding period in 2000; our suite of analytical services accounted for 18% of the revenue compared to 19% in the corresponding period in 2000; and the revenue from joint venture contracts and international royalties accounted for the remaining 9% of revenue compared to 10% in the corresponding period in 2000. During the nine month period ended September 30, 2001 and 2000, no customer accounted for more than 10% of our revenue.

    COST OF REVENUE.  Cost of revenue increased 6% to $10.1 million, or 55% of revenue, for the nine month period ended September 30, 2001, compared to $9.5 million, or 69% of revenue, for the corresponding period in 2000. The increase in absolute dollars primarily reflected costs incurred in 2001 relating to the expansion of the data center as well as royalty fees associated with data partnering agreements consummated during 2001. The increase was offset by a reduction in panel fees associated with the U.S. home and work panels and the Canadian panel as recruiting efforts decreased and the panels entered into a maintenance cycle.

    RESEARCH AND DEVELOPMENT.  Research and development expenses increased 21% to $5.7 million, or 31% of revenue, for the nine month period ended September 30, 2001, compared to $4.7 million, or 34% of revenue, for the corresponding period in 2000. The increase was primarily due to an increase in salary related expenses resulting from a year over year increase in research and development personnel. Also contributing to the increase was increased usage of engineering consulting services.

    SALES AND MARKETING.  Sales and marketing expenses decreased 9% to $12.0 million, or 65% of revenue, for the nine month period ended September 30, 2001, compared to $13.1 million, or 95% of revenue, for the corresponding period in 2000. The decrease in sales and marketing expenses was primarily due to a reduction in public relations and trade show expenses as well as decrease in commissions paid to sales personnel associated with the decrease in customer contracts.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 30% to $4.5 million, or 25% of revenue, for the nine month period ended September 30, 2001, compared to $3.5 million, or 25% of revenue, for the corresponding period in 2000. The increase was primarily due to an increase in salary and related expenses resulting from a higher headcount, slightly offset by the reduction in recruiting fees associated with the additional headcount added during that period. The increase was furthered by a higher provision for doubtful accounts, and non-recurring legal expenses related to outstanding litigation.

    STOCK-BASED COMPENSATION.  Stock-based compensation expenses decreased 7% to $7.6 million, or 41% of revenue, for the nine month period ended September 30, 2001, compared to $8.2 million, or 59% of revenue, for the corresponding period in 2000. The decrease was primarily due to the scheduled amortization of our stock-based compensation costs.

    LOSS FROM JOINT VENTURES.  Loss from joint ventures for the nine month period ended September 30, 2001 was $4.3 million, or 24% of revenue. For the corresponding period in 2000, loss from joint ventures totaled $2.2 million, or 16% of revenue. The increase is primarily due to a two-fold increase in the number of countries available through the Nielsen//NetRatings service when compared to the corresponding period in 2000.

    INTEREST INCOME, NET.  Interest income, net, decreased 20% to $12.6 million for the nine month period ended September 30, 2001, compared to $15.7 million for the corresponding period in 2000. The decrease reflects an overall reduction of interest rates when compared to the corresponding period in 2000, partially offset by higher cash and investment balances.

    NET LOSS.  For the nine month period ended September 30, 2001, the net loss increased to $13.2 million, or $0.40 per share on approximately 32.8 million shares outstanding, as compared to a net loss of $11.6 million, or $0.36 per share on approximately 31.8 million shares outstanding, for the corresponding period in 2000. The increase was primarily due to a decrease in net interest income, an increase in loss from joint ventures, offset by decreased operating losses for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments increased to $336.0 million at September 30, 2001 from $334.0 million at December 31, 2000. Operating activities provided cash of $1.4 million for the nine month period ended September 30, 2001, primarily related to interest income earned on our cash and cash equivalents and short term investments balances, partially offset by losses from operations during the period. Operating activities provided cash of $7.3 million for the corresponding period in 2000. The decrease in cash provided by operating activities is primarily due to the overall decrease in interest income due to lower interest rates on our short-term investment balances. We anticipate that cash provided by operating activities will continue to decrease as the higher-yielding bonds mature and are replaced with bonds at the lower interest rates that are currently available.

    Cash provided by investing activities was $26.1 million for the nine month period ended September 30, 2001. Sales, net of proceeds and maturities, of marketable securities and other investments during the period were $29.1 million. Capital expenditures totaled $1.3 million, mainly consisting of computer hardware and software related to the ongoing development of the data center. During the corresponding period in 2000, cash used in investing activities was $226.9 million, primarily due to net purchases of short-term investments of $223.0 million. The shift from short-term investments to cash and cash equivalents is due primarily to the decrease in return rates on bonds available as of September 30, 2001 due to the continued decrease in the federal prime interest rate. Although we had no material capital expenditure commitments as of September 30, 2001, we anticipate that capital expenditures will increase during the remainder of 2001 due to the ongoing development of the data center. The cash provided by investing activities will be further reduced by our repayment of joint venture obligations related to ACNielsen eRatings.com as well as anticipated equity investments, which amounts are estimated at between $7 and $9 million. We also anticipate cash provided by investment activities will be reduced by the transaction related fees associated with the pending acquisitions of Jupiter MediaMetrix and ACNielsen eRatings.com.

    For the nine month period ended September 30, 2001, cash provided by financing activities was $2.1 million as compared to $753,000 in the comparable period in 2000. The cash provided by financing activities for both periods was primarily related to proceeds from the exercise of options and the purchase of shares associated with the employee stock purchase plan. We anticipate cash used in financing activities to increase related to additional stock issuance fees associated with the PaineWebber settlement.

    We have an equipment line of credit with Venture Lending & Leasing totaling $1.2 million. Funds borrowed under the line of credit are secured by our tangible assets and bear interest at an annual rate of 8%. As of September 30, 2001 we had utilized approximately $500,000 under the line of credit, of which $112,000 was outstanding.

    We believe that our existing balances of cash and cash equivalents and our available credit facilities will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. We could require additional capital prior to the end of this period if, for example, we were to pursue one or more additional business acquisitions or investments. See "Part I, Item 1, Note 5." for discussion of pending acquisitions. If we do require additional financing, however, we cannot be certain that it will be available when required, on favorable terms, or at all. If we are not successful in raising additional capital as required, our business could be harmed. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

FACTORS THAT MAY AFFECT OUR PERFORMANCE

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

    We have experienced operating losses in each quarter since our inception. We incurred net losses of $14.3 million for the year ended December 31, 2000, $13.2 million for the nine months ended September 30, 2001, and as of September 30, 2001, our accumulated deficit was $51.0 million. We intend to make significant expenditures related to panel development, maintenance and operations, marketing, hiring of additional personnel, and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown as compared to prior years, we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

  •
  changes in demand for our products and services due to the announcement or introduction of new products and services by us or our competitors or a continued slowdown in the growth in online advertising spending;

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

    In October 2001, we entered into agreements to acquire Jupiter Media Metrix and ACNielsen eRatings.com. These proposed acquisitions are subject to risks and uncertainties, including the following:

  •
  risks associated with the conditions to the closing of each transaction and the possibility that these conditions might not be met as to either or both of the transactions;

  •
  risks associated with the successful integration of the acquired businesses; and

  •
  uncertainties associated with the realization of the anticipated benefits of the two transactions.

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

    Our future success will depend in part on an increase in the use of the Internet as an advertising medium and the proliferation of e-commerce. These markets are new and rapidly evolving, and the effectiveness of Internet advertising is uncertain. As a result, there is also uncertainty about the demand and market acceptance for Internet advertising and e-commerce. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective and unique, and effectively deal with issues such as channel conflict and infrastructure costs. Growth in the use of the Internet for e-commerce may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of customers. In addition, many current and potential publishers of content and commerce merchants on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites or from conducting on line commerce transactions. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to emerge or become sustainable. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

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

WE CANNOT FORECAST THE RATE AT WHICH SUBSCRIPTIONS FOR OUR SERVICES MAY BE RENEWED, AND WE MAY NOT ACHIEVE SUFFICIENTLY-HIGH RENEWAL RATES TO BECOME PROFITABLE

    We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals and sales of additional products and services to existing customers to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates or a reduction in the number of products and services that we are able to sell to existing customers would harm our operating results and could prevent us from becoming profitable. To date, renewals have been an essential element of our revenue growth; however, these rates have declined in recent quarters. We can not assure you that we will be able to achieve high renewal rates, particularly during an economic downturn. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers' businesses could cause a decline in renewal rates for our products and services.

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

COSTS TO DEVELOP AND MAINTAIN ACCURATE AUDIENCE MEASUREMENT PANELS ARE SIGNIFICANT AND MAY INCREASE

    To date, the expense of recruiting, maintaining, and operating our audience measurement panels has made up substantially all of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a corresponding decrease in our gross margin. We believe that the quality, size and scope of our panels is critical to the success of our business. The costs associated with maintaining the quality, size and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet panels, and we could experience lower cooperation rates or higher turnover rates in the future.

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

    Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in Internet-related industries, particularly management, technical, sales and marketing personnel, is intense. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which would harm our business. Although we have employment agreements with some of our key personnel, such agreements may be ineffective in preventing key employees from leaving our company.

OUR INTERNATIONAL OPERATION COULD BE UNSUCCESSFUL

    Through our own efforts and those of our joint ventures, we have developed and released data from audience measurement panels in Argentina, Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, South Korea, Mexico, Netherlands, New Zealand, Norway, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, the United Kingdom, and the United States. In connection with our proposed acquisitions of Jupiter Media Metrix and ACNielsen eRatings.com (See Item I, Part 1, Note 5), we anticipate reducing the number of countries covered by our Nielsen//NetRatings service to between 10 and 20. Our continued operation in international markets will require management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage or adoption of our products and services in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate. The success of our international operations will depend on our ability to:

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

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS WILL BE LARGELY DEPENDENT ON THE EFFORTS OF ACNIELSEN AND OUR WORKING RELATIONSHIP WITH ACNIELSEN

    The challenges we face in operating internationally require skills and expertise in foreign countries that we do not currently have. To enable us to expand and operate globally in a rapid timeframe, we have entered into a joint venture with ACNielsen, which controls 80.1% of the joint venture. To date, ACNielsen has funded all of the venture's panel development costs in the countries initially targeted by the joint venture, which were determined by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. We are currently required to repay ACNielsen for our pro-rate portion of such development costs for the initial period funded by ACNielsen. Going forward, we may be required to either contribute additional capital to the joint venture or to allow ACNielsen to make such capital contributions unilaterally with resulting dilution of our ownership interest in the venture. Accordingly, we could be subject to unanticipated costs or dilution of our ownership interest. Furthermore, if we encounter significant problems in our working relationship with ACNielsen, or if our joint venture is ineffectively managed, our international our operations are likely to fail.

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

A DELAY OR DISCONTINUATION OF OUR SERVER HOSTING SERVICE COULD HARM OUR BUSINESS

    The servers on which we collect panel members' data are maintained by AboveNet at its facilities located in San Jose, California. AboveNet continually monitors our current utilization rate and the extent of our system capacity needs. We believe we are currently operating at utilization levels that do not require additional capacity. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of AboveNet's computer and communications hardware and software systems. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at AboveNet's facility could result in interruptions in the flow of data to our servers. In addition, any failure by AboveNet to provide our required data communications capacity could result in interruptions in our service. In the past, we have experienced occasional minor interruptions in service from AboveNet, although we have never experienced a significant interruption in service due to failures at AboveNet. In the event of a delay in the delivery of data from AboveNet, or if AboveNet should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business. In recent quarters we have noticed a softening in the marketplace for "co-location" services such as those offered by AboveNet and its competitors and a corresponding decrease in the financial stability of many companies offering such services. Recently, for instance, the leading provider of co-location services, Exodus Communications, entered Chapter 11 bankruptcy proceedings. If this trend continues, we could face potential interruptions or cancellation of our services and could have difficulties in establishing similar services with alternative providers.

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

WE MIGHT FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO RESOLVE

    We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, on March 27, 2001, Jupiter Media Metrix filed a suit against us and another, unaffiliated company in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,115,680—see "Part II, Item 1-Legal Proceedings." Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of September 30, 2001, we had cash and cash equivalents and short-term investments of $336.0 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. Our outstanding capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations. NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net loss of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the joint venture losses recorded by NetRatings.

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

    On December 13, 2000, PaineWebber filed a motion for summary judgment on the issue of damages requesting the court to assess damages in the amount of approximately $2.9 million plus interest. On January 18, 2001, we filed a cross motion for summary judgment on damages arguing that the damages owed to PaineWebber were $500,000 plus interest. On July 3, 2001, the court entered a judgment granting PaineWebber's motion for summary judgment fixing its damages at approximately $2.9 million plus approximately $417,000 in interest. As result of this unfavorable ruling, we accrued $3.3 million at September 30, 2001 of which $2.9 million relates to additional stock issuance costs and $417,000 relates to interest expense. The stock issuance costs of $2.9 million have been charged to additional paid in capital in the accompanying condensed balance sheet since these costs represent issuance costs for the prior sale of equity securities to Nielsen Media Research.

    On October 15, 2001, we entered into a Confidential Settlement and Release Agreement with PaineWebber whereby the parties agreed to settle the litigation and we agreed to dismiss our appeal and to pay a total of $3.0 million dollars to PaineWebber.

    On March 27, 2001, Jupiter Media Metrix filed suit against us and another, unaffiliated company in the United States District Court for the District of Delaware. The case is captioned, Jupiter Media Metrix, Inc. v. NetRatings, Inc. and NetValue USA, Inc. (Civil Action No. 01-CV-193). The complaint alleges infringement of U.S. Patent No. 6,115,680 entitled "Computer Use Meter and Analyzer." The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. On May 1, 2001, we filed an answer to the complaint denying that the we have infringed the patent. The litigation is in the preliminary stage, and management is unable to predict its final outcome. Management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

    In connection with the proposed acquisition of Jupiter Media Metrix by NetRatings (see Part I, Item 1, Note 5), the parties agreed to stay all litigation activity against each other, until the merger is consummated or the merger agreement is terminated. If the merger agreement is terminated, the parties have agreed to a revised case schedule for the pending action. Should the action resume, we intend to vigorously defend ourselves against the lawsuit. In such event, we would likely incur substantial legal fees and expenses in connection with the litigation, and the litigation may also result in the diversion of our internal resources. As a result, our defense of this litigation, regardless of its eventual outcome, would likely be costly and time-consuming.

    On November 6, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against us, two of our officers and directors and certain underwriters of our initial public offering. The purported class action is brought on behalf of all parties who purchased NetRatings stock between December 9, 1999 and December 6, 2000 that was registered pursuant to the Form S-1 registration statement filed with the SEC in connection with the offering. The plaintiffs allege that our prospectus, incorporated in the registration statement, was materially false and misleading because it failed to disclose that our underwriters required several investors who sought large allocations of stock in the offering to pay excessive underwriters' compensation in the form of increased brokerage commissions on other trades and required investors to agree to buy shares of our stock after the offering was completed at predetermined prices as a precondition to obtaining allocations in the offering. The plaintiffs further allege that because of these purchases, our stock price after our initial public offering was artificially inflated. Based on these allegations, the complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933. The complaint also alleges claims solely against the underwriters under Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. We anticipate that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. We believe that the claims against us and our officers and directors are without merit and intend to defend them vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2001.

NETRATINGS, INC.
By:	/s/ JACK R. LAZAR Jack R. Lazar Executive Vice Presidsent of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)
By:	/s/ DAVID J. TOTH David J. Toth Chief Executive Officer and Director

QuickLinks

  PART I
  ITEM 1. FINANCIAL STATEMENTS
NETRATINGS, INC. CONDENSED BALANCE SHEETS (AMOUNTS IN THOUSANDS)
NETRATINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NETRATINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (AMOUNTS IN THOUSANDS)
NETRATINGS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II
  ITEM 1. LEGAL PROCEEDINGS
SIGNATURES