Form 10-K
period 2001-12-31
NETRATINGS INC
filed 2002-04-01
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0461990
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

890 Hillview Court
Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 957-0699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the Nasdaq National Market on March 28, 2002, was $100,480,084. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of March 28, 2002, was 31,817,522.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for the registrant’s 2001 Annual Meeting of Stockholders, which is to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

PART I

ITEM 1.    BUSINESS

Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume any responsibility for the accuracy or completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed elsewhere in this Report on Form 10-K under the heading “Risk Factors That May Affect Our Performance.”

OVERVIEW

We provide technology-driven Internet audience information solutions for media and commerce. Our products and services enable our customers to make informed business-critical decisions regarding their Internet strategies. We deliver accurate and timely information about Internet user behavior, collected directly and automatically from representative samples of Internet users throughout the world, and augment this information with detailed, flexible reporting and in-depth analysis. Our customers include leading advertising agencies, media companies, financial services institutions, e-commerce companies and traditional marketers requiring analysis of the online environment. We have formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that these relationships enable us to offer the most accurate and globally comprehensive Internet audience information currently available. Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding Internet user behavior, including information regarding site visits, advertising exposure and responses, e-commerce transactions and streaming media usage. We believe that our Internet sampling methodologies, our real-time data collection technology, our powerful, flexible reporting systems, the size and scope of our audience panels, and our strategic relationships have established us as a leader in the market for global Internet audience measurement and analysis.

Industry Background

Growth in Global Internet Usage, E-Commerce and Online Advertising

With each passing year, the Internet gains importance globally as a vital communications, content and commerce medium. The past twelve months were critical to this evolution. While rampant experimentation and mass investment gave way to prudent business practices, the Internet’s fundamental underpinnings held firm, even posting steady gains. As the world begins to emerge from an economic downturn, healthy growth for Internet users, usage, e-commerce and advertising is expected.

According to IDC, by the end of 2001, worldwide over a half billion people were logging into the Internet on a regular basis, equaling 8% of the world’s population. Looking to the future, IDC forecasts that more than 100 million new Web users will log in every year, reaching a total of over one billion people online worldwide by 2006. IDC’s projections put the world on target for 16 percent global Internet penetration in just five years.

The IDC has also indicated that e-commerce activities should continue to steadily grow for the foreseeable future. IDC has predicted a 62 percent compound annual growth rate in Internet commerce globally, from $357 billion in 2000 to $6.5 trillion in 2006. IDC further predicts the current population of 145 million online buyers will swell to 505 million in five years, meaning that 8% of the Earth’s population will be making purchases on the Internet in a few short years.

Another key means of generating revenue from the Internet is online advertising. According to Goldman Sachs, online advertising is expected to post a strong recovery in 2002 following recession and national security affected performance in 2001. The $7.6 billion spent for online advertising in 2001 is predicted by Goldman Sachs to rise 9 percent to $8.3 billion in 2002. Forecasts beyond 2002 vary, but recent outlooks from Myers Group and Adams Media Research foresee a 16 to 18 percent compound annual growth rate from 2002 to 2005 while others expect even stronger results. Overall, Gartner G2 forecasts that expenditures on online advertising will outstrip other advertising media growth rates for the next several years as advertising online becomes an increasingly important component of marketers’ budgets.

In addition to the increasing number of Internet users, there has also been a significant increase in the number of devices that can access the Internet. While such devices originally consisted only of personal computers, there has been a recent emergence of a number of alternative devices to access the Internet, including television set-top boxes, handheld computing devices, and Internet gaming devices. According to IDC, in 2005 there will be a crossover when consumers will purchase more non-PC Internet access devices than standard PCs. This represents an 83 percent compound annual growth rate in non-PC Internet access devices over the next several years.

Unique Characteristics of Online Commerce and Advertising

The Internet presents advertisers and online businesses with a unique opportunity to target prospective consumers and to measure the return on their advertising or marketing investment. Using traditional media, such as television, an advertiser must broadcast its advertisements to an entire audience for a given program in a given market, even though the advertiser may have desired to target only a portion of the overall audience. With the Internet, on the other hand, users visiting the same Web page at the same moment can be presented with different advertisements based on their Internet usage behavior. In addition, while an advertiser using traditional media cannot directly measure how an individual audience member reacts to an advertisement, the Internet makes it possible for an advertiser or e-commerce company to track how its audience interacts with an advertisement or an e-commerce site.

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

Commerce Measurement

Rising volumes of online shoppers and e-commerce spending have raised the complexity associated with understanding customer needs, competitive trends, and changing market dynamics. During the 2001 holiday-shopping season alone, over 51 million Americans went to shopping sites, a 50% increase over the 2000 holiday-shopping season. Additionally, online merchants have become increasingly focused on driving targeted, profitable marketing and merchandising programs. These factors have combined to increase the importance of detailed, timely commerce measurement solutions that provide an accurate market understanding.

The Need for Internet Audience Measurement and Analysis

As the Internet continues to evolve and online advertising and electronic commerce continue to grow, companies conducting business online are continually challenged to define and reach their target audiences as well as develop sophisticated online business strategies. The unique dynamics of the Internet require that online market participants understand their markets and quickly recognize and adapt to changing conditions in their particular industries. In good times, and perhaps more importantly in bad times, companies need accurate, timely audience behavior information. In order to remain competitive, these online companies demand detailed audience measurement information and analysis that will enable them to make informed business decisions in a timely manner. These companies are seeking a trusted third-party source for information that can provide them with the following:

•
Accurate and Timely Information.    To be useful, information derived from Internet audience samples must accurately reflect the size and behavior of the overall Internet audience. Accordingly, such information must be gathered from a large, representative sample, using proven and consistent statistical methods that eliminate as much bias as possible. The information must also be timely; the faster the information can be analyzed and reported, the more efficiently an online business can adapt to its target audience’s changing characteristics and preferences. It must also contain detailed demographic information to enable the customer to accurately target the users most pertinent to their products and brands.

•
Detailed, Flexible Reporting and Analysis.    The usefulness of Internet audience information can be significantly enhanced by detailed analysis presented in a flexible format that allows customers to manipulate the information to meet their unique requirements. Presenting information and analysis in this manner could potentially enable a customer to: track the demographic profiles and behavior of users that visit a particular site or click on a particular banner advertisement, in order to target advertising at users matching particular demographic profiles; correlate user behavior on a site with the user’s behavior on the Internet before entering and after leaving the site, tracking other sites visited and how the user behaved on those sites; track users’ interactions with Web sites, such as the duration and frequency of visits to a site and the proportion of visitors to a site that make purchases during their visits (referred to as “conversion rate”); track users’ interactions with advertisements, such as the proportion of clicks on a banner advertisement compared to the number of times the advertisement appears (referred to as the “click-through-rate”) and the proportion of users that make a purchase after clicking on a particular advertisement (referred to as the “click-to-conversion” ratio); evaluate banner advertisements to compare the effectiveness of different advertisements, amounts spent on both on and off-line advertising or to track a competitor’s advertisement placements; track streaming media usage on Web sites and actual connection speeds of users; and identify significant trends relating to online companies and Internet usage.

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

•
A Uniform Standard of Measurement.    Internet audience measurement statistics are of limited use, unless Internet site and advertisement activity can be measured according to a common “yardstick.” As has been the case with Nielsen Media Research in the market for television audience measurement and with Arbitron in the market for radio audience measurement, we believe that the company that provides the highest quality audience measurement information and analysis will eventually emerge as the industry standard.

•
Competitive Analysis.    While understanding Internet audience behavior on one’s own site is important, being able to gain an understanding of that behavior on competitors’ sites is also critical. Companies seek the ability to understand cross-site surfing activity, customer loyalty, relative success/failure of competitors’ offerings, and much more. This information is used on a daily basis to drive strategic and tactical decisions about corporate partnerships, new feature development, divisional investment/divestment, etc. Functions such as ‘unduplicated audience’ pre-determine if a strategic acquisition will expand reach, and if so, by exactly how much. Measures such as ‘loyalty’ and ‘stickiness’ permit a company to gauge the quality of its offering relative to competitors around the globe.

We believe that no standard has yet emerged because most companies offering Internet audience measurement services have been unable to provide a comprehensive solution that includes accurate and timely information, as well as detailed and flexible reporting and analysis. Accordingly, we believe that a significant market opportunity exists for a company that can provide customers with products and services that more adequately meet these needs.

The NetRatings Solution

We deliver meaningful and timely information about Internet user behavior that enables our customers to make informed business-critical decisions regarding their Internet strategies. Our technology-driven solutions are designed to provide accurate Internet audience information combined with detailed and flexible reporting and in-depth analysis. We believe that our solution will enable us to become the standard for measuring the size, profile and behavior of Internet audiences. Our solution, marketed under the Nielsen//NetRatings brand, includes the following key components:

Established Sampling Methodologies.    Our solution is designed to provide reliable, independent information that customers need to make critical business decisions. Because our information is based on the behaviors of a sample of the Internet population, the degree to which the sample represents the total population affects the accuracy of the reported data. We believe that our strategic relationships with Nielsen Media Research and ACNielsen allow us to offer the most accurate Internet audience sampling methodology currently available. Nielsen Media Research has set the standard for television audience measurement over the past 50 years, utilizing an established sampling methodology that is widely used throughout the major segments of the audience measurement and media research industry. Nielsen Media Research develops our United States Internet audience measurement panel using the same sampling methodology that it uses in developing television audience panels. In addition, through our joint ventures, we utilize a consistent sampling methodology and provide Nielsen//NetRatings solutions in a number of international markets. We believe that the use of one consistent and high quality sampling methodology worldwide is a strategic advantage for us.

Proprietary Measurement Technology.    Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding Internet user behavior, including sites and pages visited, time spent on each site, advertising exposure and effectiveness, e-commerce transactions executed, bandwidth usage data, and streaming media usage. The software also collects key information regarding activity on the America Online and MSN proprietary services, and other application usage. Since our inception, all of our data has been collected from the entire panel and transmitted to our central database in real-time. The information is linked to demographic profiles of Internet users to provide comprehensive products and services for measuring Internet usage behavior. Once installed on a panelist’s computer, our software requires virtually no panelist intervention and software updates are automatic.

Privacy.    We believe that protecting people’s privacy is fundamental to the growth and widespread adoption of the Internet and are committed to ensuring that the privacy of our panel members is maintained. Each household for which we collect data and each at-work panelist “opts-in” to participation in our panels and consents to our use of the information we collect from them. The data we collect from each panelist is aggregated with the data from all other panelists and we do not report any personally identifiable information. We have in place security measures, including encryption methods, to protect the security and confidentiality of personally identifiable information we obtain from our panelists and we do not sell any of such personally identifiable information.

Powerful, Flexible Reporting Systems.    Our customers require quick and easy access to the information they are seeking. Our solution provides customers with a variety of daily, weekly, and monthly reports that can be modified by our customers, enabling them to easily manipulate data to meet their specific information requirements. Our easy-to-use MyNielsen//NetRatings interface provides immediate access to various levels of detailed information, allows users to create and save their own reports, and enables “on-the-fly” custom queries on selected information. Our core Internet audience measurement service provides customers with two levels of information access, Quick Look reports and Select View reports, which are available in weekly and monthly formats based on data that has been uploaded to our database from our panel members’ computers in real time. Our Quick Looks reports provide customers with comprehensive pre-defined site rankings, Internet user behavior and demographic information. Our Select Views reports, which are powerful, easy-to-use, menu-driven queries provide our customers with information formatted in response to specific information requests.

Timely, Insightful Analysis.    Our solution also delivers insightful data-driven analysis based upon the detailed Internet audience information we collect and report. We augment our high-quality Internet audience behavior information with meaningful analysis delivered on a timely basis, enabling our customers to make more informed business decisions. The analytical services we provide are structured to deliver information and commentary on a weekly, monthly and quarterly basis. Additionally, we provide timely and detailed event–based reports, such as Internet activity during holiday shopping periods. Our customers may also purchase consulting services and private access to our analysts for strategic consultation or custom analysis.

Global Availability.    Many of our customers conduct business in multiple geographic locations and need data from their local market activities. Through our joint ventures, we offer the Nielsen//NetRatings service in selected countries with significant populations of Internet users. By providing one consistent methodology, worldwide under the Nielsen//NetRatings brand, we are able to provide our customers with reliable independent information in their local markets.

Compatible, Portable Data Collection Architecture.    All of our information is collected using proprietary software that is compatible with devices that operate on a Java-enabled platform. Our architecture has been designed to seamlessly integrate with most new types of computers with Internet access and standard browser software, enabling us to obtain useful data from most Internet users regardless of the device they use.

Strategy

Our objective is to become the global standard for Internet media and market research. We intend to establish this leadership position through the following key strategies:

Leverage Our Strategic Relationships.    We intend to continue to leverage and expand our key strategic relationships with Nielsen Media Research and ACNielsen by using their brands and industry relationships to facilitate the rapid deployment of our service with leading companies. Each of Nielsen Media Research and ACNielsen is a wholly owned subsidiary of VNU N.V. which also indirectly currently controls a majority of our outstanding voting stock. Since March 1999, we have marketed our services under the Nielsen//NetRatings brand, and, combining our sales and marketing efforts with those of Nielsen Media Research, ACNielsen, and our other joint ventures, over 630 customers currently use the Nielsen//NetRatings services. We also intend to leverage our other existing relationships with companies such as Gartner Group, Forrester Research, Spectra, and Claritas and expect to further expand this group of partners.

Capitalize on Our Access to Information to Develop New Products and Enter New Markets.    We plan to continually innovate and introduce new products that will capitalize on our access to the extensive Internet and application activity data that we collect for our audience measurement products and services. We believe that our current technological and analytical capabilities allow us to offer the most accurate, complete and timely information on Internet usage available. As the volume and complexity of Internet usage increases, we believe that users will demand increasingly flexible and robust audience measurement products and services. We intend to continue to devote significant resources to developing additional technologies and complementary data sources that will allow us to create solutions that meet these requirements. Additionally, we intend to continue to develop new ways to analyze and present the information we collect in the form of data driven analytical services. During the past year, we have enhanced our advanced reports and analyses specifically targeted to the investment community, the media industry and e-commerce providers, and we intend to introduce similar products for other customer segments. We also intend to leverage our Internet audience data and analytical services to provide customers with in-depth, specialized consulting services such as panelist-matching whereby companies can gain a greater understanding of what their customers do or where they go, as a group, online.

Provide Global Solutions.    We intend to continue to capitalize on the global demand for Internet usage information by expanding our customer base to include more international companies. In addition to our product and service offerings in the United States and Canada, we have, through our international joint ventures, developed and we maintain Internet audience measurement panels, and market our Nielsen//NetRatings products and services in the following 27 countries: Argentina, Australia, Austria, Belgium, Brazil, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. However, we currently anticipate that, during 2002, we and our joint venture partners will reduce the number of countries for which we report Internet audience measurement data to between 10 and 20 countries. We believe that our Internet measurement solution will provide global companies with the highest–quality information on worldwide Internet usage and flexible tools to use this information to make critical business decisions.

Position Ourselves to Capitalize on the Convergence of Television and the Internet.    We intend to continue to position ourselves to become the audience measurement standard for the converging market for television programming and the Internet. We believe that the continued convergence of television and the Internet will require sophisticated products and services that provide meaningful information about usage behavior across both mediums. We believe that we will be uniquely positioned for this convergence through our relationships with Nielsen Media Research and ACNielsen, which allow us to combine those companies’ experience and expertise in television audience measurement with our own Internet audience measurement technology. In collaboration with Nielsen Media Research, we established a “convergence lab” project whereby we measure the television viewing patterns and PC-based Internet usage within the same U.S. households. We believe this research yielded meaningful new insights on the interplay between the Internet and television—a topic of major significance to advertisers and marketers. We intend to continue to devote substantial resources and to work with Nielsen Media Research to develop the technologies and research methodologies that will allow us to be the audience measurement standard for this convergence.

Strategic Relationships

Strategic Relationship with Nielsen Media Research

Over the past 50 years, Nielsen Media Research’s core business has been to provide high-quality, comprehensive audience viewing information on the television industry. The Nielsen ratings are vital to television program production, distribution and scheduling decision making, and are the currency for transactions between buyers and sellers of television advertising time.

In October 1998, we began a strategic relationship with Nielsen Media Research to develop and market Internet audience measurement products and services in the United States and Canada using our technology combined with Nielsen Media Research’s proprietary panel methodology. Through this relationship, we began developing an expanded Internet audience panel based on the Nielsen Media Research audience sampling methodology and enhanced versions of our software, to be marketed under the Nielsen//NetRatings brand. Under our agreement with Nielsen Media Research, we have the right to use the Nielsen name in connection with audience measurement and e-commerce consulting services derived from the panels developed and maintained by Nielsen Media Research. In March 1999, we launched our Nielsen//NetRatings product and service offerings. In August 1999, Nielsen Media Research made an equity investment in NetRatings. In December 1999, following our initial public offering, Nielsen Media Research exercised its right to make an additional equity investment and acquire a controlling interest in our company, including the right to elect a majority of our Board of Directors. Nielsen Media Research is a wholly owned subsidiary of VNU N.V., one of the world’s leading media and information companies, covering more than 100 countries on all continents with services spanning marketing information, media measurement, business information and directory services.

Joint Ventures with ACNielsen and Other International Partners

Since its founding over 75 years ago, ACNielsen has become a leading provider of media research services outside North America. It is also a global leader in providing business information, analysis and insights to consumer packaged goods companies, their brokers and retail organizations in addition to providing television audience measurement services outside of the United States to customers in over 100 countries. ACNielsen is a wholly owned subsidiary of VNU N.V.

In September 1999, we established ACNielsen eRatings.com (“eRatings”), a joint venture with ACNielsen, to develop and maintain audience measurement panels and to market Nielsen//NetRatings products and services in international markets. The joint venture is operated through a corporation in which we have a 19.9% voting interest and ACNielsen has an 80.1% voting interest. The eRatings joint venture currently provides Internet audience measurement data in 25 countries, although we expect that the number of countries covered will be reduced during 2002 to between 10 and 20.

In addition to our joint venture with ACNielsen, we have established joint ventures in France, Mediametrie eRatings.com, and Japan, NetRatings Japan. These joint ventures are responsible for building and maintaining audience measurement panels and introducing our products and services to the French and Japanese markets. We have licensed our proprietary data collection and reporting technology to these joint ventures and each of these joint ventures have modified our technology for application in their respective territories, have recruited panelists and are currently reporting data. As of December 31, 2001, we held a 27% direct ownership interest in NetRatings Japan, our joint venture with ACNielsen held a 20% interest, and the remaining ownership was held by several Japanese investors. As of December 31, 2001, we held a 30% direct ownership interest in Mediametrie eRatings.com, our joint venture with ACNielsen held a 20% ownership interest, and the remaining ownership interest was held by Mediametrie.

Products and Services

Our products and services provide our customers with the ability to accurately track and analyze Internet audience behavior, in addition to in-depth research reports across a variety of Internet-related subjects. Our products and services, which are marketed under the Nielsen//NetRatings brand and sold primarily on an annual subscription basis, include:

•
Internet Audience Measurement Services.    These core services provide information such as comprehensive audience traffic measures for Web sites, audience exposure and response to advertising banners and audience demographics linked directly to site and advertising data;

•
eCommerce Services.    These services, offering both information reports and data-driven analytics, focus specifically on audience behavior related to electronic commerce. Reported measures include loyalty and retention indicators, cross-site visitation reports, conversion rate information, purchase amounts, and purchase intent.

•
Media and Advertising Services.    These services, offering both information reports and data-driven analytics, provide special purpose information for such areas as online advertising spending and effectiveness, streaming media usage and user bandwidth measurement.

Audience Measurement Services

We provide a range of syndicated weekly and monthly Internet audience measurement reports that can be accessed online through our customizable My-Nielsen//NetRatings user interface. We currently offer two categories of reports. Our Quick Looks reports provide customers with comprehensive, pre-defined Internet user behavior and demographic information. Our Select Views reports provide customers with specific audience information generated by a powerful, menu-driven interface.

Quick Looks Reports

•
Web Site Reports.    These reports provide key measures of Internet users’ site activity. Each report contains information on the size and demographic composition of the unique audience, the percent of the total Internet audience that can be reached at each site, the sites ranked by audience size or other criteria, total page views, and pages viewed and time spent per person.

•
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

•
Audience Summary Reports.    These reports provide a comprehensive profile of the entire Internet audience in each country served including size and demographic composition of the unique audience, total page views, number of usage sessions and time spent per person.

Select Views Reports

Our Select Views reports provide customers with the ability to extract specific audience information via easy-to-use, menu-driven queries into the Nielsen//NetRatings database. Select View reporting allows our customers to enter their own queries to obtain detailed demographic targeting, audience profiles, trend, and other information tailored to the customer’s specific needs.

Local Market Custom Reports

These reports evaluate U.S. audience traffic patterns by Designated Market Area, or DMA. We currently report information for 35 DMAs. The reports offer valuable insights into the local reach and audience composition of sites on a market-by-market basis, allowing media companies and advertisers to more effectively target audiences on a local and regional basis.

PRIZM Custom Reports

Claritas’ PRIZM segmentation system is a commonly utilized way to identify consumers by their lifestyle and geographic location. Our PRIZM reports evaluate Internet behavior by these PRIZM segments. Marketers familiar with PRIZM can use this information to understand the online behaviors and site visitation habits and compare that to the offline media usage of their target segments.

Internet Investment Strategies Service

This series of reports provides research information for the investment community, geared to meet the specific needs of market analysts, institutional investors, brokers and venture capitalists. Financial services firms utilize our Internet Investments Strategies service to evaluate the performance of their online trading initiatives and those of their competitors. In addition, these firms use this service to help measure the online performance of companies on which the firm provides “sell side” research for as well as using our data to evaluate the online performance of competing companies. Our service provides the subscribing firm with both Internet audience measurement metrics and syndicated analytical reports and a predetermined number of consultation hours with our staff of analysts.

E-Commerce Strategies Service

Our E-Commerce Strategies Service uses data obtained from the Nielsen//NetRatings audience panel to provide detailed, timely, and actionable insights for online merchants, their brick-and-mortar counterparts, investors, and suppliers. Through the E-Commerce Strategies service, our customers can gain a greater understanding of visitors, shoppers, buyers, and competitors. Extensive data reports offer point-and-click access to key metrics such as visitor loyalty, site importance, secure mode activity, audience measures, ranking, and competitive shopping matrices. Written analytical reports help merchants with their marketing strategies, identify new trends and specific merchant sales conversion rates, and warn of changes in the market. We believe that direct access to a team of e-commerce analysts provides Nielsen//NetRatings clients with a competitive edge in the changing e-commerce marketplace.

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

Global Web Watch

This service compiles key Internet site measurements from the many countries measured by NetRatings and its partners, reporting them in one easy-to-use interface. Clients of Global Web Watch have instant access to determine the global impact of their online operations, identify partners that are complimentary or competitive, and to easily spot evolving market trends that span a region or the globe.

Global Internet Trends (GNETT)

This series of reports gives marketers access to an authoritative source of information on worldwide Internet access and usage trends, with expert commentary and analysis that allows companies to accurately monitor and anticipate market developments. Global Internet Trends provides information that we believe is critical to the understanding of Internet usage and behavior worldwide. Based on monthly enumeration studies using only gold standard methodology, GNETT delivers answers to companies on key market issues.

Custom Research

We make research services available to our customers on an as-requested basis. Because we utilize real-time data collection, we generally can provide overnight analysis on a custom basis. In one custom research project, for example, we analyzed the usage activities of visitors to a selected group of portal sites in order to learn the percentage of a particular portal’s audience that also visited the other portals. Another custom project studied differences in online behavior between a site’s registered users and unregistered users. We can also provide our customers with custom panel projects that allow them to better understand their user base and utilize this data to evaluate future products and the acceptance of current ones.

Internet Audience Measurement Methodology

Our Internet audience measurement products and services extend to the Internet the Nielsen sampling methodology for television audiences by collecting, aggregating and correlating Internet usage data with demographic profiles of panel members. The resulting information is organized in a manner consistent with traditional media research data so that the advertiser or marketer can integrate Nielsen//NetRatings information into the development of comprehensive media, marketing and product plans. Currently, our U.S. at-home Internet audience panel consists of more than 52,000 persons.

We have also developed a high quality panel of U.S. at-work Internet users to enable us to collect data regarding the significant proportion of Internet usage that takes place at the workplace. Currently, this at-work panel consists of over 7,000 members. In addition, we have utilized a consistent methodology to create a “combo-panel” which consists of over 1,500 panelists whose Internet activities are measured both at-home and at-work who are members of both our at-home and at-work panels in the U.S. This “combo-panel” allows us to calculate the audience duplication for people who visit the same sites from home and from work, and subtract that duplicated audience from the separate home and work audience statistics. The resulting combined estimates then accurately reflect the true combined audience.

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

Sample Design.    For a sample to be representative of the total Internet user population, the selection process must be random. In addition, the higher the cooperation rate among selected individuals, the more representative the sample and the more reliable the sample data. Our panels are constructed using a process called random digit dialing, which involves recruiting panel members by calling randomly selected telephone numbers. This random digit dialing is the cornerstone to the Nielsen methodology, which has been successfully established as the currency for television audience measurement. Telephone numbers are randomly and systematically selected with equal probability, with adjustments made to account for households with more than one phone number. Eligible households, namely, those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive in the form of a savings bond for their participation. Eligible households that decline to participate in the panel, households without Internet access, non-residential telephone numbers and non-working or non-contacted telephone numbers are called again at six-month intervals.

Technology

Through the use of our proprietary tracking software, we have developed the following audience measurement capabilities:

•	daily and weekly activity reports made possible by collection of user activity data in real time;

•	advertising banner tracking and reporting by banner, advertiser and domain viewed by the audience;

•	tracking of e-commerce purchase activity and related audience behavior;

•	tracking of streaming media usage and user bandwidth consumption; and

•	tracking of use of other applications run on the panelists’ PC.

NetRatings’ proprietary audience tracking software has the following characteristics:

•	collects real-time, comprehensive Web activity as well as MSN and AOL proprietary online service activity;

•	collects the same data in the same way, regardless of whether the user is accessing the Internet via a PC, a Macintosh platform, or other Java enabled Internet access device.

•	automatically measures banner advertisement viewing and clicking, e-commerce activity, cached page views and page loading times and the users that viewed these activities;

•	requires virtually no panelist intervention once installed and can be automatically upgraded, allowing functional enhancement without panelist interaction; and

•	automatically encrypts all panelist activity data prior to transmission ensuring the privacy of panelist data.

We have also designed the NetRatings reporting system for flexibility of information delivery and ease of use. We publish weekly as well as monthly data. Our reporting schedule is 72 hours after the end of the period for weekly data and 10 days after the end of the period for monthly data. Information is organized in consistently formatted, easy-to-use tables with extensive drill-down capabilities and search utilities. Additional “self-service” custom queries are supported via the menu-driven interface. Online help accompanies all tables. The Web-based design ensures continual access to information regardless of the user’s location.

Customers

As of December 31, 2001 more than 630 customers worldwide, including over 300 domestically, had contracts in place with either us or our joint ventures for the Nielsen//NetRatings services. As of December 31, 2001, 26% of the Fortune 100 were subscribers to Nielsen//NetRatings services. The following table is a list of our top four customers based on contract value in each of our principal customer sectors:

Customer Sector	Representative Customers
Advertising Agencies	Cox Enterprise True North	Havas Advertising Agency Group WPP

Traditional Marketers	Kraft SBC Services	Merck The Gap

Media Companies	Media Plan Viacom International	USA Today Washington Post

Internet Companies	America Online/Time Warner Microsoft	CNET Networks Yahoo!

Financial Services Companies	American Express First USA	Boston Consulting Group JP Morgan Chase Manhattan

Arrangements with Nielsen Media Research and AC Nielsen

Nielsen Media Research

Under the operating agreement governing our relationship with Nielsen Media Research, they are responsible for the development and maintenance of the at-home panel that generates the data for the Nielsen//NetRatings audience measurement service. We are responsible for the management, support and ongoing development of the data collection and reporting system. Under the operating agreement, we have formed an operating committee consisting of two representatives of Nielsen Media Research and two representatives of NetRatings. The operating committee’s responsibilities include:

•	review of proposed levels of expenses by us and Nielsen Media Research related to sales and marketing, research and development and panel maintenance;

•	determination of the pricing of the Internet audience measurement services;

•	oversight of product quality control; and

•	approval of panel size and other panel-related changes.

Under the operating agreement, Nielsen Media Research is responsible for marketing the service to traditional media customers, such as broadcast television networks, nationally-circulated magazines, news agencies, advertising agencies and other customers in the United States and Canada that are agreed to from time to time by Nielsen Media Research and us. We are responsible for selling to publishers, Internet–based businesses, Fortune 2000 corporations and financial institutions. We receive 100% of customer billings derived from sales of all of our products and services and pay Nielsen Media Research a commission of 35% of our billings for products and services sold by them. For the year ended December 31, 2001, we derived 20% of our total revenue from Nielsen Media Research generated sales.

We pay Nielsen Media Research ongoing fees for the costs of maintaining the at-home panel and the costs associated with any expansion of the panel. These fees are charged at the same rates that Nielsen Media Research charges its own internal divisions, which are based on Nielsen Media Research’s actual cost plus an allocated portion of its overhead costs and are described in Note 7 in the notes to the financial statements.

We have agreed not to sell advertising measurement data in the U.S. or Canada in conjunction with any product or service provided by any third-party other than Nielsen Media Research. This restriction will terminate if Nielsen Media Research fails to meet certain annual sales goals.

The relationship may be terminated in the event of any of the following:

•	mutual agreement of the parties;

•	either party committing a material breach of the agreement, which is not defined in the agreement; or

•
Nielsen Media Research’s equity ownership of NetRatings falling below 5% of NetRatings’ outstanding Common Stock, assuming full exercise or conversion of any options, warrants and convertible securities held by Nielsen Media Research.

Upon a termination of our strategic relationship other than by mutual consent of the parties or as a result of our breach of the agreement, Nielsen Media Research will be obligated to provide panel maintenance services for up to one year thereafter. In addition, in such event, we will continue to have access to Nielsen Media Research’s panel methodology for purposes of maintaining our at-home panel and the right to use Nielsen Media Research’s trademarks for purposes of marketing our Internet audience measurement products and services for up to one year following the termination.

ACNielsen eRatings.com International Joint Venture

We have entered into a stockholders’ agreement with ACNielsen setting forth procedures for funding the ongoing operations of the eRatings joint venture. The stockholders’ agreement, addresses, among other matters, the corporate governance of the joint venture and the procedures for raising additional capital. Under the stockholders agreement, the joint venture and ACNielsen have a right of first refusal to purchase any shares of the joint venture that we wish to sell to a third-party. If the joint venture does not affect an initial public offering prior to September 22, 2004, we have the right to require ACNielsen to purchase our equity interest at its fair market value at that time.

The eRatings joint venture has exclusive rights to market its Internet audience measurement services in countries outside the United States, Canada, Japan and France. NetRatings Japan and Mediametrie eRatings.com have exclusive rights to market these services Japan and France, respectively. We have retained the exclusive rights to market these services in the United States and Canada. In addition, each of our joint ventures have agreed not to offer any competing Internet audience measurement service anywhere in the world.

Revenue from our joint ventures’ Internet audience measurement services will be allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service:

•	The joint venture retains 100% of any revenue from services that the joint venture sells to customers located in its territory based on data from panels located in its territory.

•
NetRatings and the joint venture each record a 50% international panel fee from services that NetRatings sells to customers in North America based on data from panels outside North America or services that the joint venture sells to customers outside North America based on North American panel data.

•
The sale of data generated by a panel outside of North America results in a technology royalty of 7-10% of such revenue, depending on the joint venture. However, during the five-year period commencing October 1, 1999, the eRatings joint venture shall pay to NetRatings a minimum fee of $7.5 million and a maximum fee of $15 million for such five-year period.

•
If either NetRatings or the joint venture sells services based on data from a combination of panels located both inside and outside North America, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

Sales and Marketing

Nielsen//NetRatings products and services are sold by NetRatings and Nielsen Media Research in their respective markets in North America, and by eRatings and related joint venture partners in their respective International markets. Under the operating agreement governing our strategic relationship with Nielsen Media Research, NetRatings has responsibility for selling to publishers, Internet-based business, Fortune 2000 corporations and financial institutions. Currently, we have 17 sales representatives located in Milpitas, New York, Boston, Chicago, Washington DC, Atlanta, Cincinnati, Austin, Los Angeles, and Morristown. The Nielsen Media Research sales effort, leveraging 6 sales representatives, is focused on its traditional customers including advertising agencies, television and cable networks, and local television station affiliates. Nielsen Media Research is also responsible for selling to companies with whom it has strategic relationships, including such companies as Procter & Gamble, America Online/Time Warner, and Microsoft. NetRatings sales representatives receive a base salary and are eligible for commissions based on revenue and sales goals. eRatings and our other joint venture partners also resell the U.S. audience measurement services to their international base of Nielsen//NetRatings customers. Other partners such as Spectra, Claritas, Scarborough Research, Gartner and Forrester Research resell either existing Nielsen//NetRatings services or customized data from our services as part of their product offerings.

Our primary marketing objective is to leverage and build upon the brand-awareness of the Nielsen//NetRatings name throughout our target audiences. We use public relations activities to gain publicity for our products and services as well as use of, and/or reference to, our data by both traditional and Internet press, and financial and industry analysts. Further company and product visibility is gained through speaking engagements and participation at industry events by our executive officers. In addition, we provide daily unique audience information for top Internet sites to the Bloomberg service, which distributes online financial information to 165,000 terminals worldwide. Standing arrangements for use of our data also exist with key business and trade press including Reuters, New York Times, USA Today, San Jose Mercury News,

Entertainment Weekly, Hollywood Reporter, Boston Globe, Philadelphia Inquirer and CNET. Our analysts are also regularly featured on TV and radio, including segments on CNBC, CNN, CBS Marketwatch and NPR.

International Operations

We believe that offering our customers the Nielsen//NetRatings products and services with data from around the globe is a critical component in establishing a worldwide currency for Internet audience measurement. Along with our joint venture partners, we currently measure the Internet behavior of over 165,000 users in 29 countries covering approximately 87% of the world’s Internet population. However, we currently anticipate that, during 2002, we and our joint venture partners will reduce the number of countries for which we report Internet audience measurement data to between 10 and 20 countries.

Research and Development

We believe that our future success and our ability to become the standard for Internet audience measurement information and analysis will depend in large part on our ability to continually develop new and enhanced products and services. Accordingly, we are committed to the investment of significant resources toward internal research and product development activities. Our research and development activities are organized into three functional areas: data collection technology development, reporting systems development, and research methodology. During 2001, 2000 and 1999, our research and development expenses were $7.4 million, $6.6 million and $3.1 million, respectively. Currently, we have 47 employees engaged in research and development activities.

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

We are currently subject to a claim filed by Jupiter Media Metrix alleging patent infringement. The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin us from infringing the patent in the future. The litigation is still in the preliminary stage and although we intend to defend the matter vigorously, we are unable to predict its final outcome at this time. This or any other claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology to avoid infringement, our business would be significantly harmed.

Competition

We offer a variety of products and services, each of which faces competition from a number of established, start-up, and possible new entrants. In the United States, competitors include:

•	panel measurement service providers, such as Jupiter Media Metrix, DoubleClick, Knowledge Networks, comScore, and others;

•	page tagging service providers, such as WebSide Story, Keylime, WebTrends, and others;

•	Internet Service Provider data providers, such as Compete, United Online, and others;

•	server-side enterprise software providers, such as WebTrends/NetIQ, Net.Genesis/SPSS, Accrue, Digimine, and others;

•	survey research companies, such as Harris Interactive, NFO, DoubleClick, Greenfield Online, NPD, and others; and

•	syndicated/custom analytical research firms, such as Forrester, Gartner, IDC, Giga, Meta, and others.

All of these companies utilize their data resources to provide Internet user behavior, attitudes, and transactions and form both strategic and tactical advice in competition with us.

We compete with similar companies globally. Most of our US-based competitors have operations serving global markets. We also compete with firms such as NetValue, a French company which provides audience measurement services in numerous major markets, and Red Sheriff, both of which are more focused on non-US markets. We expect competition in our market to intensify in the future.

We believe that the need for audience measurement information will encourage a steady flow of new competitors and novel business models. Each will seek to sub-segment the market for audience measurement information by specializing on key opportunities, whether they be e-commerce transaction tracking, customer satisfaction measurement, integrated server/panel reporting or a host of other opportunities. NetRatings is also examining various opportunities for the application of data from its panel as well as other potential data resources to address these needs.

We believe that the principal competitive factors in our market are:

•	the development of independent, reliable measurement panels worldwide that are representative of the entire target audience and track actual panelist usage;

•	the ability to provide high quality measurement data with extensive demographic detail for not only the customer’s site but that of their competitors, which enables comprehensive competitive analysis;

•	the timeliness of reported results;

•	the breadth and depth of measurement services offered and their flexibility and ease of use;

•	the availability of geographically comprehensive global activity data;

•	the ability to provide quality analytical services derived from Internet audience measurement information; and

•	pricing.

Many of our competitors have longer operating histories, larger customer bases, and greater marketing resources than we have. In addition, some of our competitors may be able to:

•	devote greater resources to marketing and promotional campaigns;

•	adopt more aggressive pricing policies; or

•	devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully in our market.

Employees

Currently, we have 123 full-time employees. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Milpitas, California where we lease approximately 40,000 square feet. We utilize approximately 20,000 square feet for research and development, sales and marketing and general and administrative operations, under leases expiring in 2005, and intend to sublease the remaining 20,000 square feet. We also lease office space in Chatham, New Jersey and New York, New York for sales and marketing activities.

ITEM 3.    LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 9 of the Notes to Financial Statements under the heading “Litigation” which information is hereby incorporated by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

NetRatings’ Common Stock is quoted on the Nasdaq National Market under the symbol “NTRT”. The following table sets forth the range of high and low closing sales prices for each period indicated. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During the periods indicated, the Company has not affected any stock split.

	2001		2000
	High	Low	High	Low
First Quarter	$15.88	$10.63	$53.00	$22.75
Second Quarter	14.01	10.38	30.75	14.94
Third Quarter	14.54	10.01	30.19	14.31
Fourth Quarter	16.39	10.10	19.13	12.38

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Holders of Common Stock

As of March 28, 2002, there we approximately 97 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere herein:

					Period from July 2, 1997 (Inception) to December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$23,504	$20,411	$3,040	$237	$—
Gross profit (loss)	10,240	7,700	(3,883)	(824)	—
Total operating expenses	37,830	39,615	14,908	2,944	1,787
Operating loss	(27,590)	(31,915)	(18,791)	(3,768)	(1,787)
Net loss	(17,634)	(14,302)	(17,866)	(3,879)	(1,781)
Basic and diluted net loss per common share	$(0.54)	$(0.45)	$(5.01)	$(2.78)	$(2.03)
Weighted average shares outstanding used in computing basic and diluted net loss per common share	32,864	31,969	3,563	1,393	878

					Period from July 2, 1997 (Inception) to December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$322,563	$334,022	$332,256	$1,343	$551
Working capital (deficit)	307,668	320,175	327,418	(2,791)	78
Total assets	341,699	351,165	336,799	1,965	980
Deferred revenue	7,031	10,876	3,444	280	—
Total stockholders’ equity (deficit)	$318,468	$326,101	$328,261	$(2,448)	$472

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors That May Affect Our Performance” and elsewhere in this Annual Report on Form 10-K. The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this Report.

Overview

We provide technology-driven Internet audience measurement information solutions for media and commerce. Our products and services enable our customers to make informed business-critical decisions regarding their Internet strategies. Our customers include leading advertising agencies, media companies, financial services institutions, e-commerce companies and traditional marketers requiring analysis of the online environment. We have formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that these relationships enable us to offer the most accurate and globally comprehensive Internet audience information currently available.

International Operations

We conduct our international operations primarily through joint ventures. We have a joint venture, eRatings, with ACNielsen to develop and maintain Internet audience measurement panels and to market products and services under the Nielsen//NetRatings brand in other key international markets. As of December 31, 2001 we held a 19.9% ownership interest and ACNielsen held the remaining 80.1%. We and ACNielsen are each required to either make capital contributions to the joint venture in proportion to our ownership interests to fund its ongoing operating expenses or to allow the other party to make such capital contributions unilaterally which would dilute our ownership position.

As of December 31, 2001, we held a 27% direct ownership interest in NetRatings Japan, eRatings, our joint venture partner, held a 20% ownership interest, and the remaining ownership interest was held by various Japanese investors. In January 2000, we established a joint venture in France, Mediametrie eRatings.com, in which we held a 30% ownership interest as of December 31, 2001, eRatings held a 20% ownership interest, and Mediametrie held the remaining ownership interest. We and the other owners of Mediametrie eRatings.com, each make quarterly capital contributions in proportion to our ownership interests in the joint venture to fund its ongoing operating expenses.

Through our strategic relationships and our joint ventures, we provided the Nielsen//NetRatings service in 29 countries as of December 31, 2001. However, we currently anticipate that, during 2002, our eRatings joint venture will reduce the number of countries in which it reports Internet audience measurement data to between 10 and 20 countries.

Recent Developments

On October 25, 2001, we entered into an Agreement and Plan of Merger with Jupiter Media Metrix, Inc. (“Jupiter,”) providing for us to acquire Jupiter in exchange for approximately $71.2 million in cash and stock, subject to certain reductions. On February 19, 2002, we and Jupiter Media Metrix announced our mutual termination of the Agreement and Plan of Merger. Neither company was required to pay a breakup fee and each company was generally responsible for its own acquisition-related expenses. We currently anticipate acquisition-related expenses to total between $3.5 and $4.5 million, of which approximately $2.2 million was incurred and included as deferred acquisition costs on the balance sheet as of December 31, 2001. As a result of the mutual termination, we will expense these charges in the first quarter of 2002.

Also on October 25, 2001, we entered into an Agreement and Plan of Reorganization with ACNielsen Corporation providing for NetRatings to acquire ACNielsen’s 80.1 percent stake in ACNielsen eRatings.com, or eRatings, a company that has been operated as a joint venture between ACNielsen and us since 1999. The closing of this acquisition was expressly conditioned upon the closing of our acquisition of Jupiter Media Metrix, and the agreement was subject to termination should our agreement with Jupiter Media Metrix be terminated prior to closing. As a result of the termination of our agreement with Jupiter Media Metrix, we and ACNielsen mutually elected to terminate our agreement to acquire the remainder of eRatings. However, we are continuing to evaluate the potential advantages of a consolidation of our domestic service offerings with the international service offerings conducted by eRatings. We currently anticipate acquisition-related expenses to total between $1.4 and $2.4 million, of which approximately $1.4 million was incurred and included on the balance sheet as of December 31, 2001. As a result of the mutual termination, we will expense these charges in the first quarter of 2002. The acquisition-related costs include our share, as defined in the acquisition agreement, of costs incurred by eRatings to reduce the number of countries in which it reports internet audience measurement services.

On February 19, 2002, we announced a restructuring plan intended to streamline our business to focus on core products, refine our product line, and implement a 15% reduction in our workforce. In the first quarter of 2002, we also completed the previously announced transition of William Pulver to President, CEO, and board member, simultaneous with the resignation of CEO, founder, and board member, David Toth. We also announced the promotion of Sean Kaldor, VP of Analytics and Corporate Marketing and Client Analytics, Barbara Jarzab, Vice President and Chief of Measurement Science, and George Durney, Senior Vice President of Sales as well as the addition of Manish Bhatia, Senior Vice President of Product Marketing and Business Development. Simultaneous with these announcements we announced the resignation of Tim Meadows, Executive Vice President of Products and Services and a founder of the Company. We have refocused our team on developing and enhancing our core products and have discontinued the sale and development of two products, AdSpectrum and eCommercePulse. Additionally, we have consolidated our use of facility space to approximately 20,000 square feet of the 40,000 square feet available under our Milpitas lease. We anticipate annualized cost-savings of between $6 million and $8 million as a result of these changes and expect to incur a one-time charge of between $6 and $8 million in the first quarter of 2002 to cover reorganization and workforce reduction costs.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, our management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, financing operations, contingencies, and litigation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on our management’s judgment and could adversely affect both revenue and deferred revenue.

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make contractually required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and such allowances are based on management’s judgment.

Legal Contingencies

We are currently involved in certain legal proceedings as discussed in Note 9 of our financial statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with FAS 5. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. We do not believe the outcomes to these matters will have a material adverse effect on our financial position. Nonetheless, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to these proceedings.

Investments in Debt and Equity Securities

We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus and these entities are non-publicly traded companies whose value is difficult to determine. For those investments accounted for based on the cost method, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For those investments accounted for based on the equity method, we reduce our investment in accordance with our equity in each joint venture’s loss and record a corresponding loss on joint ventures in our statement of operations. The equity basis is adjusted for any additional capital contributions or commitments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and such amounts that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Accounting Overview

We generate revenue primarily from the sale of our Internet audience measurement products and services. We sell our products and services to customers in a wide range of industries. As of December 31, 2001, over 630 customers worldwide, including over 300 domestically, had contracts in place with either us or our joint ventures for the Nielsen//NetRatings service. Through December 31, 2001, our information and analytical products and services, which include our Audience Measurement services, eCommerce services, and Media and Advertising Services, have accounted for substantially all of our revenue. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Therefore a significant portion of revenue recognized in any period results from the amortization of deferred revenue balances. Prepaid subscription fees are recorded as deferred revenue until earned. We also derive a portion of our revenue from the sale of custom research services and royalty payments from our strategic and joint venture partners. Revenue from custom services is recognized in the period in which the service is provided.

Cost of revenue consists primarily of expenses related to the recruitment, maintenance, and support of our U.S. and Canadian Internet audience measurement panels, which are expensed as they are incurred, as well as operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer’s subscription agreement, as the data is provided, and the royalty fees associated with certain data partnering agreements. We expect cost of revenue will decrease in future periods as a result of the discontinuation of AdSpectrum and eCommercePulse and related royalty payments. We anticipate that our household panel size may decrease as a result of natural attrition and as we focus increasingly on our at-work and combo panel development. We do not anticipate this decrease to have a material adverse impact on the quality of our services.

Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred. We believe that continued investment in product development is critical to achieving our strategic objectives. However, we expect that research and development expenses will decrease during the first quarter of 2002 due to a reduction in discretionary expenses related to research and development programs as well as the reduction in force announced on February 19, 2002.

Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. We expect that sales and marketing expenses will decrease during the next quarter due to a reduction in expenses related to marketing programs as well as the reduction in force announced on February 19, 2002.

General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees, provisions for doubtful accounts, and other general corporate expenses. We expect that general and administrative expenses will increase during the next quarter due primarily to an increase in legal fees associated with our pending patent litigation. We expect this increase to be offset in part by a reduction in expenses resulting from our reduction in force announced on February 19, 2002.

In connection with the grant of certain stock options to employees, we recorded non-cash stock-based compensation charges of $3.9 million as of the year ended December 31, 1999 representing the difference between the exercise price of these options and the fair value of our common stock as of the date of grant. These amounts are being amortized over the respective vesting periods of the options using a graded vesting method.

Also in 1999, in connection with certain agreements with Nielsen Media Research governing our strategic relationship, we also issued two warrants to Nielsen Media Research, with respect to which we recorded non-cash stock based compensation charges of $46.7 million for the year ended December 31, 1999 representing the Black-Scholes value of these warrants. These charges are being amortized over five years. We have also recognized $377,000 in additional non-cash stock-based compensation charges through the year ended December 31, 2001 related to the acceleration of certain vesting periods associated with specific severance agreements. We recognized non-cash amortization of these stock compensation charges of $9.9 million, $10.7 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999. As of December 31, 2001, the remaining non-cash stock based compensation was scheduled to be amortized at the rate of approximately $9.2 million, $9.1 million, and $7.6 million in the years ended December 31, 2002, 2003 and 2004, respectively. The actual amount of these charges to be recognized in future periods could decrease if options for which accrued compensation has been recorded are terminated before they vest.

Loss from joint ventures represents an accrual for capital contribution commitments to our eRatings joint venture based on its results of operations, as well as the write-down of certain joint venture investments for our pro-rata share of their losses incurred in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We expect the losses to continue in future periods, at a lesser rate, as our joint ventures reinvest in their operations and strive to reach profitability.

Interest income consists primarily of interest earned from our cash and cash equivalents and short-term investments balances. Interest expense relates primarily to the interest on accrued capital contributions to our eRatings joint venture. Due primarily to the anticipated continued decline in short-term interest rates in 2002 as well as our planned cash use during the three month period ending March 31, 2002, we expect interest income to decrease in future periods. We have recorded no provision for federal or state income taxes for any period since our inception as we have incurred losses in each period. As of December 31, 2001, we had approximately $21,000,000 and $14,600,000, of net operating loss carryforwards for federal and state income tax purposes, respectively, available to reduce future taxable income, expiring beginning in 2005. Utilization of the net operating loss tax and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization. See Note 10 of Notes to Financial Statements.

We have a limited operating history upon which investors may evaluate our business and prospects. We incurred net losses of $17.6 million, $14.3 million, $17.9 million, $3.9 million, and $1.8 million for the years ended 2001, 2000, 1999, 1998, and the period from July 2, 1997 (inception) through December 31, 1997, respectively. During the first three quarters of 2001, we experienced a decrease in renewal rates and the renewal rates are a significant driver for our revenue growth. While renewal rates increased in the fourth quarter of 2001, we cannot be certain that they will continue to rise. We also intend to continue to invest in a disaster recovery data center, enhance our product and service offerings, and develop the infrastructure requirements necessary to grow our operations. As a result, we expect to continue to incur net losses for the foreseeable future.

Results of Operations

The following table sets forth for the years indicated certain financial data as a percentage of revenue:

	2001	2000	1999
Revenue	100%	100%	100%
Costs of revenue	56%	62%	228%
Gross profit (loss)	44%	38%	(128)%
Operating expenses:
Research and development	31%	32%	100%
Sales and marketing	63%	86%	153%
General and administrative	24%	24%	61%
Stock-based compensation	42%	52%	176%
Total operating expenses	161%	194%	490%
Loss from operations	(117)%	(156)%	(618)%
Interest income, net	66%	103%	30%
Loss on joint ventures	(24)%	(17)%	—
Net loss	(75)%	(70)%	(588)%

The following table sets forth operating results for each of the four quarters ended December 31, 2001 and 2000:

	2001
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
	(unaudited)
Revenue	$6,720	$6,090	$5,582	$5,111
Gross profit	3,411	2,758	2,141	1,930
Loss from operations	(7,181)	(7,295)	(6,902)	(6,211)
Net loss	(3,417)	(4,988)	(4,752)	(4,477)
Net loss per share	$(0.10)	$(0.15)	$(0.14)	$(0.14)

	2000

	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
	(unaudited)
Revenue	$3,101	$4,697	$6,005	$6,608
Gross profit	143	1,554	2,635	3,368
Loss from operations	(9,038)	(8,193)	(7,883)	(6,801)
Net loss	(4,045)	(3,869)	(3,695)	(2,693)
Net loss per share	$(0.13)	$(0.12)	$(0.11)	$(0.08)

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue.    Revenue increased 15% to $23.5 million for the year ended December 31, 2001 from $20.4 million for the year ended December 31, 2000. Sales of our information and analytical products and services accounted for substantially all of the revenue for each year. The increase in revenue was primarily due to the amortization of deferred revenue from the contract sales in 2000 and from increased revenue related to the introduction of international audience measurement services during 2000 For the year ended December 31, 2001:

•	our audience measurement service comprised 73% of our revenue as compared to 69% for the year ended December 31, 2000;

•	our suite of analytical services comprised 18% of the revenue as compared to 22% for the year ended December 31, 2000; and

•	our international royalties comprised 9% of the revenue as compared to 9% for the year ended December 31, 2000.

Revenue was further increased by a 17% increase in average sales price, to $63,000 per customer, from $54,000 in the prior year. During the year ended December 31, 2001, no customer accounted for more than 10% of our revenue.

Cost of Revenue.    Cost of revenue increased 4% to $13.3 million, or 56% of revenue for the year ended December 31, 2001 from $12.7 million, or 62% of revenue for the year ended December 31, 2000. The increase reflects costs incurred in 2001 related to the production support of our Nielsen//NetRatings on-line services, a full year’s amortization of the data acquisition costs due to our joint ventures which is recognized ratably over the terms of the subscription agreements, as the data is provided, and royalties to strategic partners. The increase was offset by a decrease in expenses related to the Canadian panel and U.S. home and at-work panels. The decrease in percentage was primarily due to our higher revenues.

Research and Development.    Research and development expenses increased 12% to $7.4 million, or 31% of revenue for the year ended December 31, 2001 from $6.6 million, or 32% of revenue for the year ended December 31, 2000. The increase was primarily due to higher engineering staff payroll and related expenses resulting from higher average engineering headcount in 2001.

Sales and Marketing.    Sales and marketing expenses decreased 15% to $14.8 million, or 63% of revenue for the year ended December 31, 2001 from $17.5 million, or 86% of revenue for the year ended December 31, 2000. The decrease was primarily related to a reduction in advertising, public relations, travel and entertainment expenses resulting from our efforts to reduce discretionary spending. The decrease was furthered by a reduction in commission expenses.

General and Administrative.    General and administrative expenses increased 18% to $5.7 million, or 24% of revenue for the year ended December 31, 2001 from $4.8 million, or 24% of revenue for the year ended December 31, 2000. This increase in absolute dollars was primarily related to higher payroll and related expenses due to a higher average headcount in 2001. In addition, higher legal expenses related to litigation further contributed to the overall increase in general and administrative expenses.

Stock-based compensation.    Stock based compensation expenses decreased 7% to $9.9 million, or 42% of revenue for the year ended December 31, 2001 from $10.7 million, or 52% of revenue for the year ended December 31, 2000. The decrease primarily resulted from the scheduled amortization of our stock-based compensation costs.

Loss from joint ventures.    Loss from joint ventures increased 64% to $5.6 million, or 24% of revenue for the year ended December 31, 2001 from $3.4 million, or 17% of revenue for the year ended December 31, 2000. The increase is primarily due to the offering of our Nielsen//NetRatings services by our joint venture partners in an additional 10 countries compared to 2000.

Interest Income, Net.    Interest income, net, decreased to $15.6 million, or 66% of revenue for the year ended December 31, 2001 from $21.0 million, or 103% of revenue for the year ended December 31, 2000. The decrease reflects an overall reduction of interest rates in 2001 when compared to 2000 as well as an increase in interest expense recorded related to the accrued eRatings capital contribution.

Operating Loss.    Operating loss decreased 14% to $27.6 million, or 117% of revenue for the year ended December 31, 2001 from $31.9 million, or 156% of revenue for the year ended December 31, 2000. The decrease is primarily due to higher revenue recorded in 2001, a reduction in overall operating expenses due to our efforts to reduce discretionary spending and the reduction in amortization of stock-based compensation offset by an increase in cost of revenue due primarily to an increase in production expenses and royalties paid to our third-party data providers.

Net Loss.    For the year ended December 31, 2001, our net loss increased to $17.6 million, or a loss of $0.54 per share on approximately 33.0 million shares outstanding, as compared to a net loss of $14.3 million, or a loss of $0.45 per share on approximately 32.0 million shares outstanding for year ended December 31, 2000. The increase is primarily due to a decrease in interest income resulting from a reduction in interest rates, an increase in the accrued losses on our joint venture activity, and an increase in cost of revenue expenses, offset by the higher revenue recorded in 2001, a reduction in overall operating expenses due to our efforts to reduce discretionary spending and the reduction in amortization of stock-based compensation. In our quarterly earnings releases, we also disclose our net loss on a proforma basis, which excludes the amortization of non-cash stock-based compensation and the losses associated with investments in joint ventures. The proforma net loss for year ended December 31, 2001 was $2.1 million, or a loss of $0.06 per share, compared to the proforma net loss of $222,000, or a loss of $0.01 per share for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue.    Revenue increased 571% to $20.4 million for the year ended December 31, 2000 from $3.0 million for the year ended December 31, 1999. Sales of our information and analytical products and services accounted for substantially all of the revenue for each year. The increase in revenue was primarily due to an increase in the number of customers coupled with the increase in the number of available products and services including both the introduction of the international audience measurement services as well as new analytical services. The increase in 2000 also reflects the amortization of deferred revenue in accordance with our revenue policy. For the year ended December 31, 2000, our audience measurement service comprised 69% of our revenue as compared to 83% for the year ended December 31, 1999; our suite of analytical services comprised 22% of the revenue as compared to 17% for the year ended December 31, 1999; and international royalties accounted for the remaining 9% with no corresponding royalties for the year ended December 31, 1999. The revenue was further increased by a 69% increase in average sales price, to $54,000 per customer, from $32,000 in the prior year. During the year ended December 31, 2000, no customer accounted for more than 10% of our revenue.

Cost of Revenue.    Cost of revenue increased 84% to $12.7 million, or 62% of revenue for the year ended December 31, 2000 from $6.9 million, or 228% of revenue for the year ended December 31, 1999. The increase reflects costs incurred in 2000 relating to the production support of our Nielsen//NetRatings on-line services, initiation of our Canadian and U.S. at-work panels, and the amortization of the data acquisition costs due to our joint ventures.

Research and Development.    Research and development expenses increased 116% to $6.6 million, or 32% of revenue for the year ended December 31, 2000 from $3.1 million, or 100% of revenue for the year ended December 31, 1999. The increase was primarily due to the two-fold increase in the number of research and development employees and other payroll related expenses offset partially by reimbursement by our international joint ventures for engineering services performed on their behalf.

Sales and Marketing.    Sales and marketing expenses increased 276% to $17.5 million, or 86% of revenue for the year ended December 31, 2000 from $4.7 million, or 153% of revenue for the year ended December 31, 1999. The increase was primarily due to the two-fold increase in the number of sales and marketing employees, a four-fold increase in commission related expenses resulting from a 571% increase in revenue, and increased costs related to the promotion of our products.

General and Administrative.    General and administrative expenses increased 162% to $4.8 million, or 24% of revenue for the year ended December 31, 2000 from $1.9 million, or 61% of revenue for the year ended December 31, 1999. This increase in absolute dollars was primarily related to a three-fold increase in the number of administrative personnel to support our expanded operations, expansion of our facilities, recurring and non-recurring professional fees, and an increase in the provision for doubtful accounts.

Stock-based compensation.    Stock-based compensation expenses increased 99% to $10.7 million, or 52% of revenue for the year ended December 31, 2000 from $5.3 million, or 176% of revenue for the year ended

December 31,1999. The increase primarily resulted from a full year of scheduled amortization expense related to the deferred compensation costs resulting from the issuance of warrants to Nielsen Media Research in 1999.

Loss from joint ventures.    Loss from joint ventures for the year ended December 31, 2000 was $3.4 million or 17% of revenue. We did not record any losses related to our joint ventures in the corresponding period in 1999 as the related joint ventures were not operational.

Interest Income, Net.    Interest income, net, increased to $21.0 million, or 103% of revenues for the year ended December 31, 2000 from $925,000, or 30% of revenues for the year ended December 31, 1999. Interest income increased due to the addition of $307 million in cash and cash equivalents and short-term investments resulting primarily from our initial public offering and the concurrent private placement transactions with Nielsen Media Research. See further discussion of these transactions in “Notes to the Financial Statements, Note 4: Redeemable Convertible Preferred Stock.”

Operating Loss.    Operating loss increased 70% to $31.9 million, or 156% of revenue for the year ended December 31, 2000 from $18.8 million, or 618% of revenue for the year ended December 31, 1999. The increase is primarily due to the expansion of the Company and related operating expenses, the additional stock based compensation resulting from the exercise of certain warrants in December of 1999, and the increase in cost of revenue associated with the build up of the infrastructure associated with production. The increase was offset by an increase in revenue.

Net Loss.    For the year ended December 31, 2000, our net loss decreased to $14.3 million, or a loss of $0.45 per share on approximately 32.0 million shares outstanding, as compared to a net loss of $17.9 million, or a loss of $3.19 per share on approximately 5.6 million shares outstanding for year ended December 31, 1999. This decrease is primarily due to an increase in revenue recorded and a reduction in cost of revenue as a percentage of revenue, offset by the expansion of the Company, the accrued losses on joint venture activity, and the amortization of stock-based compensation. The Company discloses its net loss proforma, which excludes the amortization of non-cash stock-based compensation and the losses associated with investments in joint ventures. The proforma net loss for the year ended December 31, 2000 was $222,000, or a loss of $0.01 per share, compared to a net loss of $12.5 million, or a loss of $2.24 per share for the year ended December 31, 1999.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments decreased to $323.0 million at December 31, 2001 from $334.0 million at December 31, 2000. As of December 31, 1999, cash and cash equivalents amounted to $332.3 million. Net cash used in operating activities totaled $1.7 million for the year ended December 31, 2001 primarily due to a 26% decrease in interest income as compared with 2000, resulting from a decline in interest rates in the US investment market. This increase in net cash used in operating activities was offset by a reduction in overall operating expenses year-on-year. Net cash provided by operating activities totaled $7.8 million for the year ended December 31, 2000 primarily due to interest income earned on our cash and cash equivalents and short-term investments balances offset by additional operating expenses primarily related to the expansion of our operations. Net cash used in operating activities totaled $8.8 million for the year ended December 31, 1999 primarily related to operating expenses due to the growth of our operations domestically. We expect net cash used in operating activities during 2002 to increase due to the restructuring announced in February 2002 and a continued decrease in interest income as a result of our lower cash and cash equivalents balance and the low interest rate environment.

Net cash provided by investing activities totaled $42.3 million in 2001 primarily related to the sale of short term investments partially offset by capital expenditures of $1.3 million. The balance was further offset by the payment of cash contributions of $7.9 million related to the eRatings joint venture and other investments in joint ventures. Net cash used in investing activities totaled $280.4 million in 2000 primarily related to the net purchase of $276.2 million in short-term investments, investments in joint ventures of $1.3 million, and capital expenditures of $3.0 million. Net cash used in investing activities totaled $13.9 million in 1999 due to capital expenditures of $893,000 and net purchases of short-term investments of $13.0 million. Although we had no material capital expenditure commitments at December 31, 2001, we anticipate that capital expenditures will increase in 2002 to between $1.5 and $2.5 million due to the anticipated growth in operations and the implementation of a disaster recovery data center. We expect net cash provided by investing activities to be further reduced by our continued investments in joint ventures and other potential strategic investments.

Net cash used in financing activities totaled $743,000 in 2001. This was primarily related to a $3.0 million payment to settle outstanding litigation against us, which was partially offset by the exercise of options and the purchase of stock through the employee stock purchase plan, amounting to $2.4 million. Net cash provided by financing activities totaled $903,000 in 2000, primarily related to the exercise of options and the purchase of stock through the employee stock purchase plan, offset by payments on our capital lease obligations. Net cash provided by financing activities totaled $340.7 million in 1999 arising primarily from proceeds resulting from the issuance of common stock in conjunction with our initial public offering and our private placement transactions with Nielsen Media Research. These activities were partially offset by principal payments on notes payable and capital lease obligations. We expect the cash used in financing activities to increase in the first quarter of 2002 due to our repurchase of 1.5 million shares of Common Stock for approximately $20.6 million.

We have a $1.2 million equipment line of credit with Venture Lending & Leasing. Funds borrowed under the line of credit are secured by all of our tangible assets and bear interest at an annual rate of 8%. As of December 31, 2001 we had utilized approximately $500,000 under the line of credit with a balance of $89,000 outstanding.

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Less than one year	1-3 years	After 3 years
	(in thousands)
Capital lease obligations	$103	$—	$—
Operating leases	1,761	3,731	—

Total contractual cash obligations	$1,864	$3,731	$—

In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for panel development, panel maintenance, and marketing. There are no material commitments for these arrangements extending beyond 2002. While we have historically made additional contributions to our joint ventures in order to maintain our ownership percentage, we are not contractually required to make such contributions. In the event of a request for capital infusion, we have the option as to whether or not we participate in the round of funding. Should we elect not to participate our equity position would be diluted in that joint venture.

We believe that our existing balances of cash and cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. We could require additional capital prior to the end of this period if, for example, we were to experience greater than expected losses from operations, we were required to pay damages in connection with any litigation, or if we were to pursue one or more business acquisitions or investments. If we do require additional financing, however, we cannot be certain that it will be available when required, on favorable terms, or at all. If we are not successful in raising additional capital as required, our business could be harmed. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our company. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results and financial condition, the trading price of our common stock could decline, and could cause you to lose all or part of your investment.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million, $14.3 million, and $17.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, our accumulated deficit was $55.5 million. We intend to continue to make significant expenditures related to panel maintenance and operations, restructuring and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown as compared to prior years, we anticipate a decline in revenue during the first quarter of 2002 as compared to the fourth quarter of 2001 and we may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

We were incorporated in July 1997 and did not start generating revenue until the quarter ended June 30, 1998. We introduced our Nielsen//NetRatings Internet Audience Measurement service in the quarter ended June 30, 1999. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

•	the risk that a competing company’s Internet audience measurement service will become the accepted standard for Internet audience measurement;

•	the extent of growth, if any, in the Internet audience measurement market;

•	our potential inability to successfully manage any significant growth we may achieve in the future;

•	our potential inability to develop our brand; and

•
the risks associated with our international operations, including the necessary investments in our international joint ventures and the costs associated with winding down operations in a number of international markets.

OUR QUARTERLY REVENUES MAY SIGNIFICANTLY FLUCTUATE AND BECAUSE OUR EXPENSE LEVELS ARE BASED IN LARGE PART ON OUR ESTIMATES OF FUTURE REVENUES, AN UNEXPECTED SHORTFALL IN REVENUE WOULD SIGNIFICANTLY HARM OUR OPERATING RESULTS AND LEAD TO REDUCED PRICES FOR OUR STOCK

Due to our limited operating history and the evolving nature of the market in which we compete, our future revenue is difficult to forecast. Further, our expense levels are based largely on our investment plans and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of securities analysts or investors.

Factors that may cause fluctuations in our revenues or operating results on a quarterly basis include the following, many of which are beyond our control:

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

•	the amount and timing of costs related to changes in the size or composition of our at-home and at-work panels, particularly as a result of turnover among panel members;

•	the impact on our renewal rates caused by the failure of any of our current customers, our customers budgetary constraints, or a perceived lack of need for our services;

•
changes in demand for our products and services due to the announcement or introduction of new products and services or the cancellation of existing products and services by us or our competitors or a continued slowdown in online advertising spending;

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

THE SLOWING OF THE GENERAL ECONOMY HAS HAD A DISPROPORTIONATE EFFECT ON OUR BUSINESS

Our dependence on customers in e-commerce and Internet advertising industries has caused us to be disproportionately affected by current economic conditions. Many customers in these industries are experiencing declining revenues and are experiencing difficulty raising the capital they need to maintain their operations at prior levels. Accordingly, many such customers have scaled back the resources they devote to services such as ours and in the future they may cease operations altogether. If economic conditions do not improve and we continue to experience a slow-down in the global economy, our business and results of operation may continue to suffer greater than those businesses who operate in more traditional, established markets.

THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING AND ELECTRONIC COMMERCE IS UNCERTAIN, AND IF THESE MARKETS FAIL TO DEVELOP OR DEVELOP MORE SLOWLY THAN WE EXPECT, OUR BUSINESS WILL SUFFER

Our future success will depend in part on an increase in the use of the Internet as an advertising medium, the proliferation of e-commerce and the use of the Internet as part of multi-channel marketing strategies. These markets and marketing techniques are new and rapidly evolving, and the long term effectiveness of Internet advertising is uncertain. More recently, in the face of a slowing economy overall, there has been increased uncertainty about the demand and market acceptance for Internet advertising and e-commerce.

The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective and unique, and effectively deal with issues such as channel conflict and infrastructure costs. Growth in the use of the Internet for e-commerce may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of customers. In addition, many current and potential publishers of content and commerce merchants on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites or from conducting on-line commerce transactions. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to emerge or become sustainable. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

WE HAVE LIMITED ABILITY TO FORECAST THE RATE AT WHICH SUBSCRIPTIONS FOR OUR SERVICES MAY BE RENEWED, AND WE MAY NOT ACHIEVE SUFFICIENTLY-HIGH RENEWAL RATES TO BECOME PROFITABLE

We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals and sales of additional products and services to existing customers to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates or a reduction in the number of products and services that we are able to sell to existing customers would harm our operating results and could prevent us from becoming profitable. To date, renewals have been an essential element of our revenue growth; however, these rates declined during the first three quarters of 2001. We can not assure you that we will be able to achieve or sustain high renewal rates, particularly during an economic downturn. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers’ businesses could cause a decline in renewal rates for our products and services.

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

The market for Internet audience measurement and analysis is new, rapidly evolving and becoming increasingly competitive. We compete with a number of companies in the market for Internet audience measurement services and analytical services and we expect competition in this market to intensify in the future.

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

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater marketing resources than we have. In addition, some of our competitors may be able to:

•	devote greater resources to marketing and promotional campaigns;

•	adopt more aggressive pricing policies; or

•	devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully in our market.

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT CHANGES IN OUR EXECUTIVE MANAGEMENT

In February 2002, William Pulver replaced David Toth as our chief executive officer, president and as a member of the board. Mr. Pulver had joined the company as our Chief Operating Officer in November 2001; formerly, Mr. Pulver was president of our joint venture, eRatings and was a twenty-two year veteran of ACNielsen. Previously, in January 2002, we announced the departure of Tim Meadows, a founder of our company and our Executive Vice President of Products and Services. Also in January 2002, we announced the appointment of four new members to our executive management team: Mr. George Durney, who prior to the promotion served as our vice president of sales for the Eastern region, assumed the role of Senior Vice President for Sales; Ms. Barbara Jarzab, formerly our Vice President of Research, assumed the role of Vice President and Chief of Measurement Science; Mr. Sean Kaldor, formerly our chief analyst and vice president of analytics, assumed the role of Vice President of Analytics and Corporate Marketing; and Mr. Manish Bhatia joined the company as our Senior Vice President for Product Marketing and Business Development. Further, in February 2002, Terry Nolan resigned from his position as our Vice President of Administration. We intend to continue to add new members to our senior management.

The transition of these employees into new duties and the loss of senior management may result in both disruption to our ongoing operations and the departure of existing employees and/or customers. The transitions also may materially harm the way that the market perceives our company and the price of our common stock. Failure to effectively manage this period of business transition could result in loss of sales, delays in new product developments and diversion of management resources, among other adverse effects.

ANY ACQUISITIONS OR EQUITY INVESTMENTS THAT WE UNDERTAKE COULD BE DIFFICULT TO CLOSE AND INTEGRATE, MAY DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE OR HARM OUR OPERATING RESULTS

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. Negotiating such acquisitions can be difficult, time consuming, and expensive and our ability to close such transactions may often be subject to approvals, such as governmental regulation, which are beyond our control. Consequently, we can make no assurances that such acquisitions, once undertaken and announced, will close. For example, in October 2001 we announced that we had entered into a definitive agreements to acquire Jupiter Media Metrix, Inc. and ACNielsen eRatings.com but each of those agreements were subsequently mutually terminated by the parties in February 2002 and March 2002, respectively. Further, the process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Companies in which we invest may not be successful in executing their business strategies and we may be required to write-off all or part of our investment. We may be unable to identify, negotiate or finance future acquisitions or investments successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH FOR THE DEVELOPMENT AND MAINTENANCE OF PANELS OF INTERNET USERS IN THE UNITED STATES AND CANADA AND ON ACNIELSEN AND OUR OTHER JOINT VENTURE PARTNERS FOR THE DEVELOPMENT AND MAINTENANCE OF SUCH PANELS IN INTERNATIONAL MARKETS

Our audience measurement data is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panels in the United States and Canada have been developed and are maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies that we employ in geographic locations outside of the United States, Canada, France and Japan have been developed and maintained by eRatings, our joint venture with ACNielsen. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

VNU N.V., THROUGH ITS WHOLLY-OWNED SUBSIDIARIES NIELSEN MEDIA RESEARCH AND ACNIELSEN, CONTROLS A MAJORITY OF OUR OUTSTANDING STOCK AND ITS REPRESENTATIVES CONSTITUTE A MAJORITY OF OUR BOARD OF DIRECTORS

VNU, N.V., through its wholly-owned subsidiaries Nielsen Media Research and ACNielsen, has a majority stock ownership position in NetRatings, which enables it to control the direction and policies of NetRatings, including the election of our board of directors, amendment of our certificate of incorporation, and decisions regarding mergers, acquisitions, consolidations, and the sale of all or substantially all of our assets. This control may have the effect of discouraging certain types of transactions involving a change of control, including transactions in which the other holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

During any time that VNU is a majority stockholder, it will be required to consolidate our operating results with its own for financial reporting purposes. Our business strategy will require us to continue to incur significant losses as we attempt to establish our brand by increasing our marketing efforts and establishing strategic relationships. Incurring large expenses for these purposes may conflict with the interests of VNU in maximizing its net earnings, and VNU may therefore attempt to influence our expenditures in order to limit our losses in the short term to the detriment of our long-term strategies.

In addition, VNU can control or influence the terms of our important commercial transactions, including our strategic relationships with Nielsen Media Research and ACNielsen. We expect VNU’s representatives on our board to recuse themselves from deliberations in which they have a clear conflict of interest. However, these directors may take actions that favor VNU’s interests over the interests of other stockholders. For example Nielsen Media Research could take actions which would increase the number of our customers for whom it is entitled to receive sales commissions, increase the amount paid to it for maintenance of audience measurement panels, decrease the sales goals that it must achieve in order to prevent us from selling advertising expenditure measurement data from third parties, or take other action detrimental to our other stockholders. ACNielsen may dramatically increase operating costs related to eRatings at its discretion forcing us to incur a larger than anticipated costs related to this joint venture or choose to dilute our ownership position.

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

COSTS TO DEVELOP AND MAINTAIN ACCURATE INTERNET AUDIENCE MEASUREMENT PANELS ARE SIGNIFICANT AND MAY INCREASE

To date, the expense of recruiting, maintaining, and operating our audience measurement panels has made up substantially all of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a corresponding decrease in our gross margin. We believe that the quality, size and scope of our panels is critical to the success of our business. The costs associated with maintaining the quality, size and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet audience measurement panels, and we could experience lower cooperation rates or higher turnover rates in the future.

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

Our future success depends in large part on our ability to attract, retain and motivate highly skilled employees. We may have difficulties in retaining employees because many of our employees hold options to purchase our stock at prices significantly above the current market price for our stock. Although we provide compensation packages that include competitive salaries, stock options, bonus incentives, and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which would harm our business.

WE HAVE INCURRED LOSSES IN OUR INTERNATIONAL JOINT VENTURES SINCE THEIR INCEPTION

Through our own efforts and those of our joint ventures, we have developed and currently provide data from Internet audience measurement panels in 29 countries however our joint ventures have incurred operating losses since inception. We currently anticipate that our eRatings joint venture will significantly reduce the number of countries it covers and as a result our Nielsen//NetRatings service will be available in between 10 to 20 countries by the end of 2002. Our continued operation in international markets will require management attention, resources and significant capital contributions or dilution of our ownership position. In addition, there can be no assurance of the continued growth of Internet usage or adoption of our products and services in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate and the expenses associated with global coverage have been significant although they have been primarily funded by our joint venture partners. The success of our international operations will depend on our ability to:

•	recruit and maintain at-home and at-work panels that are representative of a geographic area;

•	control costs and effectively manage foreign operations; and

•	effectively develop, market, and sell new products and services in new, unfamiliar markets.

In addition, our international operations are subject to a number of inherent risks, including:

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

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS WILL BE LARGELY DEPENDENT ON THE EFFORTS OF ACNIELSEN AND OUR WORKING RELATIONSHIP WITH ACNIELSEN

The challenges we face in operating internationally require skills and expertise in foreign countries that we do not currently have. To enable us to expand and operate globally in a rapid timeframe, we entered into a joint venture with ACNielsen, which controls 80.1% of our eRatings joint venture. ACNielsen has funded all of the venture’s panel development costs in the countries initially targeted by the joint venture, which were determined by an operating committee consisting of two representatives of NetRatings and two representatives of the joint venture corporation. After this initial stage, however, we will be required to either contribute additional capital to the joint venture or to allow ACNielsen to make such capital contributions unilaterally with resulting dilution of our ownership interest in the venture. Accordingly, we will be subject to additional costs or dilution of our ownership interest. Furthermore, if we encounter significant problems in our working relationship with ACNielsen, or if our joint venture is ineffectively managed, our international our operations are likely to fail.

WE MAY NOT BE SUCCESSFUL IN THE DEVELOPMENT OR INTRODUCTION OF NEW PRODUCTS AND SERVICES TO KEEP UP WITH THE PROLIFERATION OF ALTERNATIVE INTERNET ACCESS DEVICES AND TECHNOLOGIES RELATED TO THE EXPECTED CONVERGENCE OF THE INTERNET AND TELEVISION

We believe that an increasing proportion of Internet use will involve alternative Internet access devices such as Web-enabled phones, television set-top boxes and internet enabled gaming consoles and that there will eventually be a convergence of Internet content and television programming. Accordingly, in order to continue to provide information about audience behavior throughout all major segments of the Internet, we will be required to develop new products and services that address these evolving technologies. We may be unsuccessful in identifying new product and service opportunities or in developing or marketing new products and services in a timely or cost-effective manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability. Finally, we may not be successful in adapting our data collection software to evolving types of Internet access devices or content. If we are unable to provide audience measurement information regarding any significant segments of Internet use, demand for our product and service offerings may suffer.

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

A SALE BY VNU OF ITS STAKE IN NETRATINGS COULD ADVERSELY AFFECT OUR STOCK PRICE

There are no contractual restrictions on the ability of VNU, through its Nielsen Media Research or ACNielsen subsidiaries, to sell shares of our common stock, although sales in the public market will be subject to the volume limitations of SEC Rule 144. Pursuant to these volume limitations, a controlling stockholder may sell shares under Rule 144 only if the shares to be sold, together with the shares sold during the past three months, do not exceed the greater of 1% of the issuer’s outstanding shares or the average weekly trading volume of the issuer’s shares during the preceding four calendar weeks. Nielsen Media Research, ACNielsen and several of our other stockholders have the right, under certain circumstances, to require us to register their stock for sale on the public market. Should VNU decide to sell its stake in NetRatings, it could adversely affect our stock price. Additionally, VNU will have the ability to transfer control of NetRatings, possibly at a premium over the then-

current market price. Because VNU will have the ability to effect such a transfer of control unilaterally, other stockholders could be denied an opportunity to participate in the transaction and receive a premium for their shares.

THE AUDIENCE MEASUREMENT SERVICES OFFERED BY NIELSEN MEDIA RESEARCH OR ACNIELSEN MAY EVENTUALLY HAVE FEATURES THAT OVERLAP WITH FEATURES OF OUR INTERNET AUDIENCE MEASUREMENT SERVICES AS A RESULT OF CONVERGENCE OF TELEVISION AND THE INTERNET

Nielsen Media Research’s principal business consists of providing television audience measurement services based on audience panels that it develops independent of its strategic relationship with us. ACNielsen also derives a substantial portion of its revenue from television audience measurement services outside of the United States. If television and the Internet converge in the future as expected, any Internet audience information that is reported by television audience measurement services through these VNU subsidiaries may overlap with the audience information that is reported by the Nielsen//NetRatings Internet audience measurement services. In the event of such overlap, VNU’s services could begin competing with our services for the same research budgets among customers in the marketplace, and its offering of such services could conflict with its obligation to develop and maintain our Internet audience panels.

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

Our internal computer operations are located in leased facilities in San Jose, California, in an area that is susceptible to earthquakes. We do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, if this location experienced a system failure, our online services would become unavailable to our customers until we were able to bring an alternative facility online, a process which could take several weeks. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. For example, during 2001 we experienced a significant period of downtime in the provision of our services due to the inadvertent actions of an employee, which we could not immediately correct because we lacked a back-up system.

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

During 2001, the western United States (and California in particular) experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. In addition, due to these power supply shortages, we may be subject to significantly greater power costs which may adversely affect our financial results.

A DELAY OR DISCONTINUATION OF OUR SERVER HOSTING SERVICE COULD HARM OUR BUSINESS

The servers on which we collect panel members’ data are maintained by AboveNet at its facilities located in San Jose, California. We continually monitor our current utilization rate and the extent of our system capacity needs. We believe we are currently operating at utilization levels that do not require additional capacity. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of AboveNet’s computer and communications hardware and software systems. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at AboveNet’s facility could result in interruptions in the flow of data to our servers. In addition, any failure by AboveNet to provide our required data communications capacity could result in interruptions in our service. In the past, we have experienced occasional minor interruptions in service from AboveNet, although we have never experienced a significant interruption in service due to failures at AboveNet. In the event of a delay in the delivery of data from AboveNet, or if AboveNet should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business. In recent quarters we have noticed a softening in the marketplace for “co-location” services such as those offered by AboveNet and its competitors and a corresponding decrease in the financial stability of many companies offering such services. If this trend continues, we could face potential interruptions or cancellation of our services and could have difficulties in establishing similar services with alternative providers.

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS

We are currently subject to a claim filed by Jupiter Media Metrix alleging patent infringement. The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin us from infringing the patent in the future. The litigation is still in the preliminary stage and although we intend to defend the matter vigorously, we are unable to predict its final outcome at this time. This or any other claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology to avoid infringement, our business would be significantly harmed.

We are also currently subject to a securities class action complaint relating to our initial public offering. The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose that the underwriters required several investors who sought large allocations of stock in the offering to pay excessive underwriters’ compensation in the form of increased brokerage commissions on other trades and required investors to agree to buy shares of our stock after the offering was completed at predetermined prices as a precondition to obtaining allocations in the offering. The plaintiffs further allege that because of these purchases, our stock price after its initial public offering was artificially inflated. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. An adverse outcome could materially affect our results of operations and financial position.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. We have applied for a U.S. patent with respect to our BannerTrack advertising tracking technology. We have also applied to register the NetRatings, NetRatings Insight, NetRatings Online Observer, BannerTrack and CommerceTrack trademarks in the United States and have received notice of registration for NetRatings and NetRatings Online Observer. We have undertaken only limited actions to protect our trademarks, servicemarks or tradenames outside of the United States and we have not registered any of our copyrights. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

WE FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MAY BE COSTLY TO RESOLVE OR MAY REQUIRE US TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS

Third-parties may, from time to time, assert claims that we have infringed upon their proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Such claims could adversely affect our reputation and the value of our own proprietary rights. From time-to-time we have been, and we expect to continue to be, subject to such claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties. For example, we are subject to a patent infringement suit brought against us by Jupiter Media Metrix. Protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

Any claims of infringement and any resultant litigation, should they occur, could subject us to significant liability for damages, restrict us from using our technology or from operating our business generally, or require us to make changes to our technology. Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, and divert management attention and resources. In addition, such claims could result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar arrangements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we may be required to either cease offering the subject product or change our technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

ANY MISAPPROPRIATION OF PERSONAL INFORMATION ABOUT OUR PANELISTS THAT IS STORED ON OUR COMPUTERS COULD HARM OUR REPUTATION OR EXPOSE US TO CLAIMS ARISING FROM DAMAGES SUFFERED BY THOSE PANELISTS

Personal information regarding our panelists is included in the data that our software captures from a panelist’s Internet use. Our panel data are released only in an aggregated format or in a form that is not identifiable on an individual basis. However, if a person were to penetrate our network security or otherwise misappropriate sensitive data about our panel members, our reputation could be harmed or we could be subject to claims or litigation arising from damages suffered by panel members as a result of such misappropriation.

GOVERNMENTAL REGULATION OF THE INTERNET MIGHT HARM OUR BUSINESS

The applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In addition, governmental authorities in various countries may seek to further regulate the Internet with respect to issues such as user privacy, pornography, acceptable content, advertising, e-commerce, taxation, and the pricing, characteristics and quality of products and services. Finally, the global nature of the Internet could subject us to the laws of a foreign jurisdiction in an unpredictable manner. Any new legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which might harm our business.

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

•
provisions in our bylaws eliminating stockholders’ rights to call a special meeting of stockholders and requiring advance notice of any stockholder nominations of director candidates or any stockholder proposal to be presented at an annual meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board or to vote to repeal any of the anti takeover provisions contained in our certificate of incorporation and bylaws.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2001, we had cash and cash equivalents and short-term investments of $322.6 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of December 31, 2001, our investments had a weighted-average time to maturity of approximately 190 days.

The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2001.

	Time to maturity
	One year or less	One to two years
	(in thousands, except percent data)
	(unaudited)
Cash and cash equivalents	$87,483	—
Average interest rate	2.56%	—
Short term investments	$156,197	$78,883
Average interest rates	4.26%	3.80%

Our outstanding capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations. NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net losses of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the joint venture losses recorded by NetRatings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETRATINGS, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
NetRatings, Inc.:

We have audited the accompanying balance sheets of NetRatings, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of NetRatings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetRatings, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

January 18, 2002, except note 11 as to which the date is March 28, 2002
Palo Alto, California

NETRATINGS, INC.

BALANCE SHEETS
(in thousands, except per share data)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$87,483	$47,610
Short-term investments	235,080	286,412
Accounts receivable, net	4,371	7,277
Due from related parties	2,877	2,167
Prepaid expenses and other current assets	1,088	1,680

Total current assets	330,899	345,146
Property and equipment, net	2,402	2,722
Deferred acquisition costs	3,565	—
Other assets	4,833	3,297

Total assets	$341,699	$351,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,834	$1,927
Accrued liabilities	6,362	4,808
Deferred revenue	7,031	10,876
Capital lease obligations	89	226
Due to joint ventures	6,915	7,227

Total current liabilities	23,231	25,064

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 86,851
Issued and Outstanding shares: 33,154 at December 31, 2001 and 32,638 at December 31, 2000	33	33
Additional paid-in capital	399,836	399,630
Deferred compensation and other costs	(25,939)	(35,734)
Accumulated deficit	(55,462)	(37,828)

Total stockholders’ equity	318,468	326,101

	$341,699	$351,165

See accompanying notes to the financial statements.

NETRATINGS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	2001	2000	1999
Revenue	$23,504	$20,411	$3,040
Cost of revenue	13,264	12,711	6,923

Gross profit (loss)	10,240	7,700	(3,883)
Operating expenses:
Research and development	7,353	6,585	3,052
Sales and marketing	14,837	17,528	4,660
General and administrative	5,734	4,849	1,852
Stock-based compensation	9,906	10,653	5,344

Total operating expenses	37,830	39,615	14,908

Loss from operations	(27,590)	(31,915)	(18,791)
Loss on joint ventures	(5,605)	(3,427)	—
Interest income, net	15,561	21,040	925

Net loss	$(17,634)	$(14,302)	$(17,866)

Basic and diluted net loss per common share	$(0.54)	$(0.45)	$(5.01)

Shares used to compute basic and diluted net loss per common share	32,864	31,969	3,563

See accompanying notes to the financial statements.

NETRATINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation and	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount		Other Costs	Deficit	Equity (Deficit)
Balances at January 1, 1999	1,900	$2	3,112	$3	$3,436	$(229)	$(5,660)	$(2,448)
Net loss	—	—	—	—	—	—	(17,866)	(17,866)
Unrealized loss from short-term investments	—	—	—	—	(28)	—	—	(28)

Comprehensive loss								(17,894)

Issuance of common stock	—	—	833	1	46	—	—	47
Compensation related to stock options granted to consultants	—	—	—	—	1,019	—	—	1,019
Issuance of warrant in conjunction with financing agreement	—	—	—	—	177	—	—	177
Issuance of warrant in connection with Series C redeemable convertible preferred stock	—	—	—	—	184	—	—	184
Deferred compensation related to grant of stock options	—	—	—	—	3,949	(3,949)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,608	—	1,608
Deferred service costs	—	—	—	—	46,721	(46,721)	—	—
Amortization of deferred service costs	—	—	—	—	—	2,717	—	2,717
Reclassification of Series A convertible preferred stock to redeemable convertible preferred stock due to addition of mandatory redemption features	(1,900)	(2)	—	—	(327)	—	—	(329)
Conversion of Series A,B,C and D Redeemable Preferred Stock into common stock	—	—	6,980	7	36,192	—	—	36,199
Initial Public Offering of common stock, net of offering costs of $1,582	—	—	4,600	5	71,140	—	—	71,145
Exercise of common stock warrant by Nielsen Media Research	—	—	6,553	6	65,154	—	—	65,160
Purchase of common stock by Nielsen Media Research	—	—	10,040	10	170,666	—	—	170,676

Balances at December 31, 1999	—	—	32,118	32	398,329	(46,574)	(23,526)	328,261
Net loss	—	—	—	—	—	—	(14,302)	(14,302)
Unrealized gain from short-term investments	—	—	—	—	294	—	—	294

Comprehensive Loss								(14,008)

Issuance of common stock	—	—	520	1	1,066	—	—	1,067
Amortization of deferred compensation	—	—	—	—	(187)	1,735	—	1,548
Amortization of deferred service costs	—	—	—	—	—	9,105	—	9,105
Repayment of note receivable from stockholder	—	—	—	—	128	—	—	128

Balances at December 31, 2000	—	—	32,638	33	399,630	(35,734)	(37,828)	326,101
Net loss	—	—	—	—	—	—	(17,634)	(17,634)
Unrealized gain from short-term investments	—	—	—	—	702	—	—	702

Comprehensive Loss								(16,932)

Issuance of common stock	—	—	516	—	2,363	—	—	2,363
Stock-based compensation expense	—	—	—	—	377	—	—	377
Amortization of deferred compensation	—	—	—	—	(266)	690	—	424
Amortization of deferred service costs	—	—	—	—	—	9,105	—	9,105
Additional financing fees (see note 9)	—	—	—	—	(2,970)	—	—	(2,970)

Balances at December 31, 2001	—	$—	33,154	$33	$399,836	$(25,939)	$(55,462)	$318,468

See accompanying notes to the financial statements.

NETRATINGS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	2001	2000	1999
OPERATING ACTIVITIES
Net loss	$(17,634)	$(14,302)	$(17,866)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,614	1,215	469
Loss on joint ventures	5,605	3,427	—
Provision for doubtful accounts	490	665	372
Stock-based compensation	9,906	10,653	5,344
Changes in operating assets and liabilities:
Accounts receivable	2,416	(5,292)	(2,789)
Due from related parties	89	(2,267)	—
Prepaids, other current assets, and other assets	592	(756)	(1,015)
Deferred acquisition costs	(3,565)	—	—
Accounts payable	907	281	1,293
Accrued liabilities	2,068	3,476	1,183
Due to related parties	(312)	3,278	998
Deferred revenue	(3,845)	7,432	3,164

Net cash (used in) provided by operating activities	(1,669)	7,810	(8,847)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,294)	(2,988)	(893)
Purchase of investments	(716,729)	(903,384)	(12,959)
Sale of investments	768,163	627,197	—
Investment in joint ventures	(7,855)	(1,253)	—

Net cash provided by (used in) investing activities	42,285	(280,428)	(13,852)

FINANCING ACTIVITIES
Proceeds from initial public offering of common stock	—	—	71,145
Proceeds from issuance of common stock	2,364	1,067	47
Repayment of notes receivable from stockholder	—	128	—
Additional financing fees	(2,970)	—	—
Principal payments on notes payable and capital lease obligations	(137)	(292)	(129)
Proceeds from issuance of common stock to Nielsen Media Research	—	—	235,836
Proceeds from issuance of preferred stock, convertible notes payable, notes payable, and equipment financing	—	—	33,782

Net cash (used in) provided by financing activities	(743)	903	340,681

Net increase (decrease) in cash and cash equivalents	39,873	(271,715)	317,982
Cash and cash equivalents at beginning of period	47,610	319,325	1,343

Cash and cash equivalents at end of period	$87,483	$47,610	$319,325

Supplemental disclosure of cash flow information
Cash paid for interest	$120	$54	$191
Supplemental disclosure of non-cash transactions
Property and equipment acquired under capital lease obligations	$—	$—	$279
Conversion of notes payable into common stock	$—	$—	$3,895
Issuance of common stock for notes receivable from stockholder	$—	$—	$128

See accompanying notes to the financial statements.

NETRATINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

NetRatings

NetRatings, Inc. (“NetRatings”) was incorporated in Delaware on July 2, 1997 and is engaged in the development and sale of technology-driven audience information solutions for media and commerce. Proprietary technology and data gathering techniques enable NetRatings to offer its customers comprehensive, timely, and reliable information through an easy-to-use software interface. NetRatings markets and sells its products and services under the Nielsen//NetRatings brand both internationally, through its joint ventures, and domestically. NetRatings currently operates in the audience measurement segment of the market.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments including money market accounts, commercial paper, U.S. government and agency securities, and corporate notes with insignificant interest-rate risk and original maturities of three months or less at date of purchase. Cash and cash equivalents are stated at fair market value. Interest income was $16,342,000, $21,261,000 and $1,106,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Short-Term Investments

Short-term investments consist principally of corporate notes, commercial paper and U.S. Government and agency securities, all of which are carried at fair market value, which approximates cost. All short-term investments have maturities less than twenty four months and are classified as available-for-sale.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

Other Assets

Other assets include investments in joint ventures, investments in third-parties, and long-term security deposits. Investments in joint ventures are accounted for based on the equity method of accounting. As such, the investments are reduced by NetRatings’ equity interest in each joint venture’s loss. The equity basis is adjusted for any additional capital contributions or commitments. Due to the timing of payment of the NetRatings’ initial capital contribution to eRatings, the Company has included such amounts in due to joint ventures on the balance sheet. Investments in third-parties are accounted for on a cost basis. As such, an investment impairment charge is recorded when an investment has experienced a decline in value that is other than temporary.

Stock–Based Compensation

NetRatings accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

Revenue Recognition

Revenue for recurring services is recognized ratably over the term of the related contract as services are provided. Revenue for nonrecurring services is recognized in the period in which the product is delivered. Billings rendered in advance of services being performed are recorded as deferred revenue in the accompanying balance sheet.

Panel Costs

Costs of establishing and maintaining audience measurement panels (a statistically selected group of Internet users) are expensed as incurred and are included in cost of revenue in the accompanying statements of operations.

Advertising Expense

All advertising and promotion costs are expensed as incurred. Advertising and promotion costs, which are included in sales and marketing expense, were $1,533,000, $3,605,000 and $743,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes

NetRatings accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Loss

Comprehensive loss includes net earnings as well as other comprehensive income. NetRatings’ other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

Impairment of Long-Lived Assets

NetRatings evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Concentration of Credit Risk

The fair value of NetRatings’ cash and cash equivalents and short-term investments is based on quoted market prices, and approximates their historical cost due to their short–term nature. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments.

Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment–grade debt instruments, many of which are backed by the U.S. Government or other government agencies. NetRatings conducts business with companies in various industries throughout the United States and internationally. NetRatings manages the accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts, and by providing appropriate allowances for uncollectible amounts. At December 31, 2001 and 2000, the allowance for doubtful accounts totaled $1,107,000 and $880,000, respectively.

Computation of Net Loss Per Common Share

NetRatings computes net loss per common share based on Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (“FAS 128”). In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Split

On September 21, 1999, the Board of Directors approved a one-for-two reverse stock split of issued and outstanding common stock to be effective prior to the completion of the initial public offering of its common stock. Amounts in the accompanying financial statements prior to September 21, 1999 have been retroactively restated to give effect to the reverse stock split.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued FAS 141-Business Combinations, and FAS 142-Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 or the year ended December 31, 2002. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 requires goodwill and intangible assets that have indefinite lives to not be amortized but to be reviewed annually for impairment, or more frequently if impairment indicators arise. NetRatings expects no material impact on its financial statements from the adoption of FAS 141 and FAS 142.

In August 2001, the Financial Accounting Standards Board issued FAS 144-Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This Statement is effective beginning in fiscal year ended December 31, 2002. NetRatings expects no material impact on its financial statements from the adoption of FAS 144.

Note 2:    Balance Sheet Details

Details of balance sheet items are as follows:

The following is a summary of estimated fair value of cash and cash equivalents and short-term investments as of December 31, 2001 and 2000 (in thousands):

	2001	2000
Cash, money market and corporate notes…	$17,670	$9,390
U.S. government and agency securities	69,813	38,220

Total cash and cash equivalents	87,483	47,610
Corporate notes	80,768	150,107
Commercial paper	78,883	88,575
U.S. government and agency securities	75,429	47,730

Total short-term investments	235,080	286,412

Total	$322,563	$334,022

Property and equipment, net (in thousands):

	2001	2000
Computer equipment and software	$3,930	$2,636
Office equipment, furniture, and fixtures	1,298	1,298
Leasehold improvements	382	382

	5,610	4,316
Less accumulated depreciation	(3,208)	(1,594)

Property and equipment, net	$2,402	$2,722

As of December 31, 2001 and 2000, property and equipment includes amounts held under capital lease of $500,000 and related accumulated depreciation of $500,000 and $422,000, respectively.

Accrued liabilities (in thousands):

	2001	2000
Accrued compensation	$1,929	$1,455
Accrued panel costs	1,493	1,623
Other accrued liabilities	2,940	1,730

Accrued liabilities	$6,362	$4,808

Due to related parties (in thousands):

Due to Nielsen Media Research	$2,543	$3,389
Due to joint venture partners	4,372	3,838

Due to related parties	$6,915	$7,227

Note 3:    Capital Lease

In January 1998, NetRatings entered into a $500,000 equipment loan under a master equipment financing agreement which was fully utilized as of December 31, 1999. The equipment financing bears interest at an annual rate of 8% and is secured by the assets purchased with the borrowings. Borrowings and interest are due in installments over 42 months. The borrowings under this equipment financing agreement have been classified as capital leases. As of December 31, 2001 and 2000, there was $89,000 and $226,000 due under the agreement, respectively.

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

In March 1999, in conjunction with additional borrowings under the agreement, NetRatings issued warrants to purchase 9,000 shares of common stock at an exercise price of $2.12 per share. The warrants had a contractual term of seven years. At the date of grant, the fair value ascribed to the warrants of approximately $45,000, based on a Black-Scholes valuation model, was recorded as a discount to the capital leases and is being amortized as additional interest expense over the term of capital leases. All of these warrants were exercised during June of 2000.

Note 4:    Redeemable Convertible Preferred Stock

Series C

In August 1999, NetRatings issued 6,414,000 shares of Series C redeemable convertible preferred stock (“Series C”) at a price of $3.11 per share for a total purchase price of $20,000,000. Nielsen Media Research converted $3,000,000 in notes payable into Series C shares and NetRatings received cash proceeds from the sale of Series C shares of $17,000,000. Issuance costs related to Series C were $620,000 including the value of warrants granted to a financial advisor to purchase 43,000 shares at $6.24 per share. The value of the warrants issued to the financial advisor using the Black-Scholes valuation model was $184,000. These warrants are fully vested and expire in 2005. The Series C was converted to common stock upon NetRatings’ initial public offering at the ratio of one share of common stock for two shares of preferred stock.

In August 1999, simultaneous with the Series C offering, NetRatings entered into additional agreements with Nielsen Media Research superceding the term sheet that had previously governed NetRatings’ strategic relationship with Nielsen Media Research. In connection with this transaction, NetRatings also issued two warrants to Nielsen Media Research. The first warrant entitled Nielsen Media Research to purchase 553,000 shares of common stock at the per share exercise price of $7.20. The second warrant entitled Nielsen Media Research to purchase 6,000,000 shares of common stock at the exercise price of 60% of NetRatings’ per share price at its initial public offering ($10.20 per share). Nielsen Media Research exercised both warrants on December 21, 1999. NetRatings recorded a deferred charge totaling $46,721,000 representing the value of these warrants based on a Black-Scholes valuation model. The deferred charge is being amortized to operating expense, through December 31, 2004, the final expiration date of the second warrant. Amortization expense is $9,105,000, $9,105,000 and $2,712,000 for the years ended December 31, 2001, 2000, and 1999, respectively, and is included in stock-based compensation in the accompanying statements of operations. As of December 31, 2001, the remaining deferred charge was scheduled to be amortized at the rate of approximately $9,105,000, $9,105,000, and $7,600,000 for the years ending December 31, 2002, 2003, and 2004, respectively.

In connection with the Series C financing transaction, NetRatings also granted Nielsen Media Research the right to purchase additional shares of NetRatings’ common stock in connection with NetRatings’ initial public offering, at the initial public offering price. Nielsen had the right to purchase a sufficient number of shares of NetRatings common stock to enable Nielsen to own 54% of NetRatings’ outstanding fully diluted shares immediately following NetRatings initial public offering. On December 21, 1999, Nielsen Media Research exercised its right to purchase these additional shares. Nielsen purchased 10,040,000 shares from NetRatings for cash payments of $170,676,000.

NetRatings also entered into a stockholders agreement with Nielsen Media Research that grants Nielsen Media Research the right to nominate six of eleven directors.

Series D

In September 1999, NetRatings issued 4,887,000 shares of Series D redeemable convertible preferred stock (“Series D”) to ACNielsen and Series C stockholders at a price of $3.14 per share for cash, proceeds of $15,238,000 (net of issuance costs of $105,000.) The Series D was converted to common stock upon NetRatings initial public offering at the ratio of one share of common stock for two shares of preferred stock.

Note 5:    Stockholders’ Equity

Convertible Notes Payable

In May and November 1998, NetRatings issued convertible notes payable for total cash proceeds of $895,000. The notes were convertible in shares of Series B stock at approximately $0.63 per share. The notes had an original maturity date of May 2000 and bore interest at 9% per annum. The notes and a portion of accrued but unpaid interest were converted into shares of Series B redeemable convertible preferred stock in July 1999. In conjunction with this debt issuance, NetRatings issued to the holders of the notes, warrants to purchase 707,000 shares of NetRatings’ Series B convertible preferred stock at an exercise price of $0.63 per share. The warrants have a contractual term of five years. At the date of grant, the value ascribed to the warrants was approximately $106,000, based on a Black-Scholes valuation model. This amount was recorded as a discount to convertible notes payable and up until the time of conversion was being amortized as additional interest expense over the term of the convertible notes payable. Accordingly, NetRatings recorded additional interest expense of $71,000 in the year ended December 31, 1999 and $0 in the years ended December 31, 2001 and 2000. The effective interest rate on the convertible notes, as adjusted for the ascribed value of the convertible note warrants, was approximately 14.9% per annum. All of the warrants were exercised as of December 31, 1999 and converted to common stock upon NetRatings’ initial public offering at the ratio of one share of common stock for two shares of preferred stock.

NetRatings entered into a strategic alliance with Nielsen Media Research in October 1998 to develop and market Internet audience measurement products and services in the United States and Canada using NetRatings technology and Nielsen Media Research’s proprietary panel selection methodology. Also, in October 1998, NetRatings issued a convertible note payable to Nielsen Media Research for cash proceeds of $2,000,000. The note had an original maturity date of December 31, 1999 and bore interest at 6%, to be paid semiannually in arrears. In April 1999, NetRatings issued another convertible note payable to Nielsen Media Research for cash proceeds of $1,000,000. This note was interest free and was also payable on December 31, 1999. Both the notes were convertible into shares of NetRatings’ next issuance of preferred stock at the per share price of that financing. Nielsen Media Research converted both the notes into shares of Series C convertible redeemable preferred stock at a price of $3.11 per share.

Common Stock

NetRatings has issued 675,000 shares of common stock to employees and consultants under stock purchase agreements. These shares are subject to repurchase rights, which expire ratably over 48 months. Upon termination of service, any unvested shares may be repurchased by NetRatings at the issuance price. In July 1998, NetRatings repurchased at cost 173,000 shares of common stock from employees upon their termination. Shares subject to repurchase totaled 48,000 at December 31, 2001.

Public Offering of Common Stock

On September 21, 1999, the Board of Directors authorized NetRatings to proceed with an initial public offering of its common stock. On December 8, 1999, NetRatings completed the initial public offering of 4,600,000 shares of its common stock. Net proceeds from the offering totaled $71,145,000. Simultaneous with the initial public offering, all preferred stock, Series A, B, C, and D, were converted into common stock at a ratio of one share of common stock for two shares of preferred stock. As described in Note 4, subsequent to the initial public offering, Nielsen Media Research exercised its warrants and its right to acquire sufficient shares of NetRatings common stock to establish a 54% ownership interest. In connection with these transactions, Nielsen Media Research purchased 16,593,000 shares of common stock for $235,836,000.

1998 Stock Plan

In April 1998, NetRatings adopted the 1998 Stock Plan (the “Plan”). Under the Plan, up to 1,215,000 shares of NetRatings’ common stock has been reserved for issuance. An additional 2,000,000, 1,500,000 and 2,750,000 were reserved for issuance under the Plan through December 31, 2001, 2000 and 1999, respectively. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the board of directors. Options generally vest over a four-year period and have a maximum term of ten years.

Information with respect to stock option activity is summarized as follows:

	Options	Options Outstanding
	Available for Grant	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Balance at December 31, 1998	347,000	868,000	$0.10	$0.10
Authorized	2,750,000	—	—	—
Granted	(2,423,000)	2,423,000	$0.10–$11.90	$5.42
Exercised	—	(608,000)	$0.10–$0.50	$0.28
Canceled	51,000	(51,000)	$0.10–$8.40	$0.74

Balance at December 31, 1999	725,000	2,632,000	$0.10–$11.90	$4.95
Authorized	1,500,000	—	—	—
Granted	(1,243,000)	1,243,000	$12.38-$44.69	$18.16
Exercised	—	(391,000)	$0.10-$10.20	$1.00
Canceled	452,000	(452,000)	$0.10-$43.88	$10.64

Balance at December 31, 2000	1,434,000	3,032,000	$0.10–$44.69	$10.02
Authorized	2,000,000	—	—	—
Granted	(1,805,000)	1,805,000	$10.31-$15.68	$13.04
Exercised	—	(456,000)	$0.10-$14.88	$3.54
Canceled	372,000	(372,000)	$0.10-$44.69	$15.92

Balance at December 31, 2001	2,001,000	4,009,000	$0.10–$44.50	$11.53

Options exercisable at :
December 31, 1999		404,000		$0.73
December 31, 2000		667,000		$3.14
December 31, 2001		999,000		$8.53

As of December 31, 2001, the weighted–average remaining contractual life of all outstanding options is 8.73 years. The weighted-average fair value of options granted was $13.04, $18.16, and $5.42 during the years ended December 31, 2001, 2000, and 1999, respectively.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2001:

Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual	Number of Shares	Weighted-Average Exercise Price
	Options outstanding			Options exercisable
$0.10–$5.30	591,000	$2.09	7.06	431,000	$1.73
$6.22–$8.40	239,000	$7.89	7.78	123,000	$7.88
$10.20	559,000	$10.20	7.87	102,000	$10.20
$10.31–$12.08	487,000	$11.17	9.39	50,000	$10.99
$12.38–$12.77	521,000	$12.52	9.22	88,000	$12.38
$13.25–$13.40	108,000	$13.31	9.54	—	—
$13.90	902,000	$13.90	9.91	—	—
$14.88–$16.88	401,000	$15.24	8.86	121,000	$15.15
$17.13–$43.88	199,000	$26.36	8.35	82,000	$26.83
$44.50	2,000	$44.50	8.01	2,000	$44.50
$0.10–$44.50	4,009,000	$11.53	8.73	999,000	$8.53

Shares Reserved for Future Issuance

NetRatings has reserved shares of common stock for future issuance as follows:

	2001	2000
Stock options outstanding	4,009,000	3,032,000
Stock options, available for grant	2,001,000	1,434,000
Employee stock purchase plan	250,000	203,000

1999 Employee Stock Purchase Plan

On October 26, 1999, NetRatings’ Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings’ initial public offering of its common stock. NetRatings reserved a total of 250,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the date of purchase. All NetRatings’ employees are eligible to participate in the Employee Stock Purchase Plan except employees who i) normally work 20 hours or less per week; ii) normally work 5 months or less per year; or iii) are 5% or greater shareholders of NetRatings. Eligible employees may contribute from 1%-15% of their after tax compensation from each paycheck during each 6 month purchase period. However, no person may purchase more than 2,500 shares on a purchase date. Furthermore, pursuant to the Internal Revenue Code, no person may purchase stock under the Plan valued at more than $25,000 in any calendar year.

Deferred Compensation

NetRatings recorded deferred stock compensation charges of $3,949,000 for the year ended December 31, 1999, representing the difference between the exercise price of stock options and the fair value of common stock as of the date of grant. There were no additional deferred stock compensation amounts recorded for the years ended December 31, 2001 and 2000. These amounts are being amortized to operations, using the graded method, over the vesting periods of the individual stock options, which are generally four years.

Amortization expense of $425,000, $1,548,000, and $1,608,000 for the years ended December 31, 2001, 2000, and 1999 respectively, and is included in stock-based compensation in the accompanying statements of operations. As of December 31, 2001, the remaining stock-based compensation was scheduled to be amortized at the rate of approximately $115,000 and $11,000 in the years ended December 31, 2002 and 2003, respectively.

Options Issued to Nonemployees

In 1999, NetRatings granted options to purchase 247,000 shares of common stock to nonemployees at exercise prices of $0.50 and $7.20 per share. These options were granted in exchange for services performed and were fully vested upon grant. NetRatings valued these options at their fair value and recorded a charge to operations of $1,019,000 for the year ended December 31, 1999.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

NetRatings has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of NetRatings’ employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if NetRatings has accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 0.51, 1.24, and 0.80 for the years ended December 31, 2001, 2000, and 1999; risk-free interest rates of 2.2%, 5.85%, and 6.11% for the years ended December 31, 2001, 2000 and 1999, respectively; a dividend yield of 0%; and a weighted-average expected life of the option of 4.00, 4.65, and 4.00 years for the years ended December 31, 2001, 2000 and 1999, respectively.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because NetRatings’ employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for NetRatings’ stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes option pricing valuation method, NetRatings’ historical net loss applicable to common stockholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	2001	2000	1999
	(in thousands, except per share data)
Pro forma net loss	$(23,079)	$(18,485)	$(20,151)

Pro forma net loss per common share	$(0.70)	$(0.58)	$(5.65)

The pro forma impact of compensation expense measured under FAS 123 on the net loss for the years ended December 31, 2001, 2000, and 1999 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Note 6:    Net Loss Per Share of Common Stock

The calculation of historical basic and diluted net loss per common share is as follows:

(in thousands, except per share data)	2001	2000	1999
Net loss	$(17,634)	$(14,302)	$(17,866)
Weighted-average shares of common stock outstanding	32,969	32,372	4,617
Less: weighted-average shares of common stock subject to repurchase	105	403	1,054

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	32,864	31,969	3,563

Basic and diluted net loss per common share	$(0.54)	$(0.45)	$(5.01)

If NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 881,000, 1,900,000, and 1,201,000 common equivalent shares related to outstanding stock options not included above (determined using the treasury stock method) for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, if NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 2,040,000 common equivalent shares related to the conversion of preferred shares and convertible notes payable using the if-converted method for the year ended December 31, 1999. All preferred shares and convertible notes payable were converted into common stock as of December 31, 1999.

Note 7:    Joint Ventures

In June 1999, NetRatings granted a five-year license for the use of its proprietary software to NetRatings Japan, in which it holds a 27% direct ownership interest as of December 31, 2001. The joint venture was formed to adapt, market, service and sell interactive media and market research data in Japan. After the initial five-year period, the license is automatically renewed on a yearly basis for no additional consideration. As NetRatings contributed technology with an indeterminable cost or market value to this joint venture, it did not record any cost for this investment at inception. NetRatings is entitled to appoint one member to the six-member board of directors of NetRatings Japan. NetRatings made additional capital contributions of $1,282,000 and $1,238,000 for the years ended December 31, 2001 and 2000. NetRatings accounts for this investment using the equity method and, therefore, has reduced its investment for its pro-rata share of NetRatings Japan’s losses.

In September 1999, NetRatings entered into a joint venture with ACNielsen to develop and maintain audience measurement panels and to market NetRatings products and services in key international markets. NetRatings initially capitalized the joint venture, ACNielsen eRatings.com (“eRatings,”) through cash contributions for the purchase of common stock and cash contributions by ACNielsen for the purchase of preferred stock. To complete the initial capitalization of the joint venture, ACNielsen has agreed to contribute cash to fund the initial roll-out costs, consisting of the costs incurred to establish Internet audience measurement panels in each of the countries targeted by the joint venture, as such costs are incurred by the joint venture, and NetRatings has granted an exclusive license with respect to its data collection technology for the covered territory, subject to specified performance criteria. The preferred stock initially purchased by ACNielsen, together with any additional preferred stock purchased as part of the funding of the initial roll-out costs, will continue to have an 80.1% voting interest and be convertible into 80.1% of the common stock of the joint venture. All preferred stock issued by the joint venture would have a liquidation preference equal to the original purchase price.

NetRatings has entered into a stockholders agreement with ACNielsen setting forth procedures for funding the ongoing operations of the joint venture. Apart from the initial rollout costs, the operating capital requirements of the joint venture are the responsibility of both companies in proportion to their relative voting interests in the joint venture. Prior to September 23, 2001, ACNielsen had agreed to advance capital requirements by either purchasing additional stock, making loans to the joint venture bearing interest at the prime rate, or arranging loans from third parties. During 2001, NetRatings repaid $6,105,000 related to such loans from ACNielsen. As of December 31, 2001, $1,605,000 was recorded in Due to joint ventures in the accompanying balance sheets. Under the stockholders agreement, the joint venture and ACNielsen have a right of first refusal to purchase any shares of the joint venture that NetRatings wishes to sell to a third-party. In addition, if the joint venture does not affect an initial public offering within five years, NetRatings has the right to require ACNielsen to purchase the NetRatings equity stake at its then current fair market value.

NetRatings includes in loss on joint ventures its share of eRatings’ losses recorded on a one quarter in arrears basis. The following table presents eRatings’ condensed financial information, as derived from the eRatings financial statements for the twelve months ended December 31, 2001 (in thousands):

2001
Operating data:
Net revenues	$9,664
Gross profit (loss)	(10,745)
Loss from operations	(28,914)
Net loss	$(39,855)
Balance sheet data:
Current assets	$10,500
Noncurrent assets	3,959
Current liabilities	13,969
Noncurrent liabilities	$—

In January 2000, NetRatings established a joint venture in France, Mediametrie eRatings.com, in which it currently holds a 30% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel. The joint venture successfully launched products and services in 2000. NetRatings made capital contributions of $474,000 and $14,000 for the years ended December 31, 2001 and 2000. NetRatings accounts for this investment using the equity method and, therefore, has reduced its investment for its pro-rata share of Mediametrie eRatings.com’s losses.

Revenue from the joint ventures’ Internet audience measurement services is allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service:

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

•
The sale of data generated by a panel outside of North America results in a technology royalty of 7-10% of such revenue, depending on the joint venture. However, during the five-year period commencing October 1, 1999, the eRatings joint venture shall pay to NetRatings a minimum fee of $7,500,000 and a maximum fee of $15,000,000 for such five-year period.

•
If either NetRatings or the joint venture sells services based on data from a combination of panels located both inside and outside North America, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

For the years ended December 2001 and 2000, NetRatings recorded revenue of $2,061,000 and $1,884,000, respectively, related to royalties from the joint ventures. NetRatings did not receive any revenue from the joint ventures for the year ended December 31, 1999. For the years ended December 2001 and 2000, revenue of $2,002,000 and $994,000, respectively, was recorded related to NetRatings’ sales to its customers of international data produced by the joint ventures. In connection with these sales, NetRatings also recorded cost of revenue of $1,470,000 and $509,000 for the years ended 2001 and 2000, respectively, related to the data acquisition fees due to our international partners.

Note 8:    Related Party Transactions

In August 1999, NetRatings entered into an operating agreement covering its relationship with Nielsen Media Research. Under the terms of the operating agreement, NetRatings pays Nielsen Media Research a 35% commission for selling services to certain customers. These commissions totaled $1,589,000, $1,837,000 and $537,000 for the years ended December 31, 2001, 2000 and 1999, respectively and are included in sales and marketing expenses in the accompanying statements of operations. NetRatings is also charged by Nielsen Media Research for the costs of maintaining the panel at the rates Nielsen Media Research charges its own internal divisions. These costs totaled $6,417,000, $7,598,000 and $5,246,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in cost of revenue in the accompanying statements of operations. As of December 31, 1999, Nielsen Media Research became a wholly owned subsidiary of VNU N.V. As Nielsen Media Research is a majority stockholder, its parent company, VNU N.V., is required to consolidate NetRatings’ operating results with its own for financial reporting purposes. In addition, through its acquisition of ACNielsen in February 2001, VNU N.V. increased its ownership position in NetRatings to approximately 63%.

During 2001 and 2000, NetRatings assisted in the introduction of international panels by the joint ventures. This assistance primarily included engineering expertise, as well as marketing, operations, and sales assistance and such costs were reimbursed by the respective joint ventures, net of overhead expense. For the years ended December 31, 2001 and 2000, NetRatings recorded $1,776,000 and $2,196,000 in reimbursements from joint ventures related to this assistance; primarily the eRatings joint venture, and such reimbursements have been netted against the respective expense categories in the accompanying statements of operations.

In January 2002, the Board of Directors of NetRatings approved stock repurchase agreements with two officers of the Company. Under these agreements, the two officers can require under certain conditions, NetRatings to repurchase up to an aggregate of 1,500,000 shares of NetRatings common stock held by them. The repurchase price will be based on the average closing price of NetRatings common stock for the 10 trading days preceding the request for repurchase. See Note 11 to the financial statements for a summary of the stock repurchases.

Note 9:    Commitments and Contingencies

Leases

As of December 31, 2001, minimum payments under all non–cancelable lease agreements were as follows (in thousands):

Year ending December 31:	Capital Leases	Operating Leases
2002	$103	$1,761
2003	—	1,738
2004	—	1,767
2005	—	226
2006 and thereafter	—	—

Total minimum lease payments	$103	$5,492

Less amount representing interest	(14)

Present value of minimum lease payments	$89

Rent expense was $1,376,000, $1,190,000 and $219,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Litigation

PaineWebber

On November 4, 1999, PaineWebber Incorporated filed a lawsuit against NetRatings in the Supreme Court of the State of New York. The suit involved an agreement entered into in May 1999 in which NetRatings engaged PaineWebber to act as its financial advisor with respect to a potential strategic transaction. The specific transaction for which PaineWebber was engaged was not consummated. However, the lawsuit alleged that NetRatings breached its obligations under the agreement by failing to pay PaineWebber a fee based upon the subsequent sale of equity securities, to Nielsen Media Research and by failing to retain PaineWebber as a managing underwriter for NetRatings’ initial public offering.

On July 3, 2001, the court entered a judgment granting PaineWebber’s motion for summary judgment fixing its damages at approximately $2,900,000 plus approximately $417,000 in interest. As result of this unfavorable ruling, NetRatings accrued $3,300,000 at June 30, 2001 of which $2,900,000 related to additional stock issuance costs determined in accordance with the original agreement with Paine Webber and $417,000 related to interest expense. The stock issuance costs of $2,900,000 have been charged to additional paid in capital in the accompanying balance sheet since these costs represent commissions for the prior sale of equity securities to Nielsen Media Research and are properly offset against the proceeds received from these financings. On October 15, 2001, PaineWebber and NetRatings agreed upon this commission amount and finalized the interest owed to PaineWebber at less than $100,000.

Jupiter Media Metrix

On March 27, 2001, Jupiter Media Metrix filed suit against NetRatings and another, unaffiliated company in the United States District Court for the District of Delaware. The case is captioned, Jupiter Media Metrix, Inc. v. NetRatings, Inc. and NetValue USA, Inc. (Civil Action No. 01-CV-193). The complaint alleges infringement of U.S. Patent No. 6,115,680 entitled “Computer Use Meter and Analyzer.” The complaint seeks unspecified compensatory and enhanced damages and fees and to preliminarily and permanently enjoin the defendants from infringing the patent in the future. On May 1, 2001, NetRatings filed an answer to the complaint denying that NetRatings had infringed the patent.

On October 25, 2001, NetRatings entered into an Agreement and Plan of Merger with Jupiter Media Metrix, Inc. providing for NetRatings to acquire Jupiter in exchange for approximately $71.2 million in cash and stock, subject to certain reductions. In connection with this agreement, the parties entered into a stay of all litigation activity against each other. On January 18, 2002, NetRatings and Jupiter Media Metrix agreed to allow the patent litigation to proceed. On January 23, 2002, Jupiter Media Metrix agreed to dismiss NetValue USA, Inc. from the lawsuit without prejudice. On February 19, 2002, Jupiter Media Metrix and NetRatings mutually agreed to terminate the acquisition agreement.

As a result of the previously agreed upon stay, the litigation is still in the preliminary stage and NetRatings is unable to predict its final outcome at this time. NetRatings intends to vigorously defend itself against the lawsuit. While NetRatings’ management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings’ financial position, an adverse outcome could materially affect NetRatings’ results of operations and financial position.

Securities Class Action Complaint

On November 6, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York against NetRatings, two of its officers and directors and certain underwriters of NetRatings’ initial public offering. The purported class action is brought on behalf of all parties who purchased NetRatings stock between December 9, 1999 and December 6, 2000 that was registered pursuant to the Form S-1 registration statement filed with the Securities and Exchange Commission (“SEC”) in connection with the offering. The plaintiffs allege that NetRatings’ prospectus, incorporated in the registration statement, was materially false and misleading because it failed to disclose that the underwriters required several investors who sought large allocations of stock in the offering to pay excessive underwriters’ compensation in the form of increased brokerage commissions on other trades and required investors to agree to buy shares of NetRatings’ stock after the offering was completed at predetermined prices as a precondition to obtaining allocations in the offering. The plaintiffs further allege that because of these purchases, NetRatings’ stock price after its initial public offering was artificially inflated. Based on these allegations, the complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933. The complaint also alleges claims solely against the underwriters under Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. NetRatings anticipates that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. NetRatings believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. NetRatings’ management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings’ financial position. However, an adverse outcome could materially affect NetRatings’ results of operations and financial position.

Note 10:    Income Taxes

No income tax expense was recorded for the years ended December 31, 2001, 2000, and 1999 due to net operating losses.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows:

	2001	2000	1999
	(in thousands)
Income tax benefit at federal statutory rate	$(6,172)	$(5,006)	$(5,812)
Amortization of deferred stock compensation	3,467	4,225	1,664
Losses on joint ventures	1,962	1,390	—
Unutilized net operating losses	—	—	4,148
Other	743	(609)	—

Total	$—	$—	$—

Significant components of NetRatings’ deferred tax assets are as follows:

	2001	2000
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,223	$6,700
Tax credit carryforwards	274	100
Deferred stock compensation	—	115
Reserves and accrued costs and expenses not currently deductible	1,277	626
Other	927	159

Total deferred tax assets	10,701	7,700
Valuation allowance	(10,701)	(7,700)

Net deferred tax assets	$—	$—

FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes NetRatings’ historical operating performance and the reported cumulative net losses in all prior years, NetRatings has provided a full valuation allowance against its net deferred tax assets. NetRatings will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The net valuation allowance increased by $3,001,000 and decreased by $860,000 during the years ended December 31, 2001 and 2000, respectively. Approximately $2,800,000 and $948,000 of the valuation allowance at December 31, 2001 and 2000, respectively, is attributable to stock option deductions, the benefit of which will be credited to paid-in capital if and when realized.

As of December 31, 2001, NetRatings had net operating loss carryforwards for federal and state tax purposes of approximately $21,000,000 and $14,600,000, respectively. NetRatings also had federal and state research and development tax credit carryforwards of approximately $157,000 and $180,000, respectively. The federal and state net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Note 11:    Subsequent Events

As described in Note 9 to the financial statements, on October 25, 2001, NetRatings entered into an Agreement and Plan of Merger with Jupiter Media Metrix, Inc. which provided for NetRatings to acquire Jupiter Media Metrix in exchange for approximately $71,200,000 in cash and stock, subject to certain potential purchase price reductions. On February 19, 2002, NetRatings and Jupiter Media Metrix announced a mutual termination agreement related to the proposed acquisition dated October 25, 2001. The decision to mutually terminate the acquisition agreement does not require either company to pay a breakup fee, and each company will bear its own acquisition-related expenses. NetRatings anticipates acquisition-related expenses to total between $3,500,000 and $4,500,000, of which approximately $2,226,000 was incurred as of December 31, 2001 and is recorded in deferred acquisition costs in the accompanying balance sheet.

Also on October 25, 2001, NetRatings entered into an Agreement and Plan of Reorganization with ACNielsen Corporation providing for NetRatings to acquire ACNielsen’s 80.1 percent stake in ACNielsen eRatings.com, or eRatings, a company that has been operated as a joint venture between ACNielsen and NetRatings since 1999. The closing of this acquisition was expressly conditioned upon the closing of NetRatings’ acquisition of Jupiter Media Metrix, and the agreement was subject to termination should NetRatings’ agreement with Jupiter Media Metrix be terminated prior to closing. As a result of the termination of the agreement with Jupiter Media Metrix, NetRatings and ACNielsen mutually elected to terminate the agreement to acquire the remainder of eRatings. NetRatings anticipates acquisition-related expenses to total between $1,400,000 and $2,400,000, of which approximately $1,339,000 was incurred as of December 31, 2001 and is recorded in deferred acquisition costs in the accompanying balance sheet.
Had the Jupiter Media Metrix and eRatings.com deferred acquisition costs, approximately $3,565,000 as of December 31, 2001, been expensed during 2001, NetRatings’ net loss applicable to common stockholders and basic and diluted net loss per share would have been increased to $21,243,000 and ($0.65), respectively.

In March 2002, two former executives exercised their rights pursuant to stock repurchase agreements described in Note 8 to the financial statements. Pursuant to the notices, NetRatings repurchased 1,500,000 shares of NetRatings Common Stock held by them. The repurchase price was based on the average closing price of NetRatings Common Stock for the ten trading days preceding the request for repurchase. Accordingly, NetRatings repurchased the shares for approximately $13.75 per share for a total aggregate repurchase price of $20,600,000. Had this right been exercised during 2001, NetRatings’ shares used to compute basic and diluted net loss per share would have decreased by the weighted average value of the 1,500,000 shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because NetRatings intends to file its definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings “Election of Directors” and “Executive Officers of Registrant.”

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

For information concerning this Item, see text under the captions “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this Item, see text under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this Item, see text under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)    Financial Statements:

See Index to Financial Statements at page 41 of this report.

(2)    Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements and Notes thereto which are included herein.

(3)    Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)	Reports on Form 8-K during the quarter ended December 31, 2001:

On November 10, 2001, we filed a current report on Form 8-K, pursuant to Item 5 of such Form, regarding our settlement of a lawsuit with PaineWebber Incorporated.

On November 13, 2001, we filed a current report on Form 8-K, pursuant to Items 5 and 7 of such Form, regarding our proposed acquisitions of Jupiter Media Metrix, Inc. and ACNielsen eRatings.com

On December 7, 2001, we filed a current report on Form 8-K, pursuant to Items 5 and 7 of such Form, regarding the request of the Federal Trade Commission for additional information in connection with our proposed acquisition of Jupiter Media Metrix, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

NE	TRATINGS INC.

By:	/s/ JACK R. LAZAR
Jack R. Lazar Executive Vice President Corporate Development, Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack R. Lazar and Jason L. Gray his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ WILLIAM PULVER William Pulver	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2002

/S/ JACK R. LAZAR Jack R. Lazar	Executive Vice President Corporate Development, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 1, 2002

/s/ DAVID A. NORMAN David A. Norman	Chairman of the Board	April 1, 2002

/s/ MICHAEL P. CONNORS Michael P. Connors	Director	April 1, 2002

/s/ JOHN DIMLING John Dimling	Director	April 1, 2002

/s/ JAMES J. GEDDES, JR. James J. Geddes, Jr.	Director	April 1, 2002

/s/ DAVID H. HARKNESS David H. Harkness	Director	April 1, 2002

Signature	Title	Date

/s/ ARTHUR F. KINGSBURY Arthur F. Kingsbury	Director	April 1, 2002

/s/ CHARLES E. LEONARD Charles E. Leonard	Director	April 1, 2002

/s/ THOMAS A. MASTRELLI Thomas A. Mastrelli	Director	April 1, 2002

/s/ D. SCOTT MERCER D. Scott Mercer	Director	April 1, 2002

/s/ DANIEL O’SHEA Daniel O’Shea	Director	April 1, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1(6)	Agreement and Plan of Merger, dated as of October 25, 2001, by and among NetRatings, Inc., Jupiter Media Metrix, Inc. and Sonoma Acquisition Corp, LLC.
2.2(6)	Agreement and Plan of Reorganization dated as of October 25, 2001, by and among NetRatings, Inc., Estancia Acquisition Corporation, ACNielsen eRatings.com and ACNielsen Corporation.
2.3(7)
Mutual Termination Agreement and Release dated as of February 19, 2002 terminating the Agreement and Plan of Merger dated as of October 25, 2001 among NetRatings, Sonoma Acquisition Corp., LLC, Jupiter Media Metrix, Inc., Jupiter Communications, Inc., MMXI Holdings, Inc., Net Market Makers, Inc., IRG Acquisition Corp. and AdRelevance, Inc.

2.4	Mutual Termination Letter dated March 29, 2002, by and among, ACNielsen Corporation and NetRatings, Inc.
2.5(8)	Amendment No. 1 dated as of January 18, 2002 to Agreement and Plan of Merger by and among NetRatings, Inc., Sonoma Acquisition Corp., LLC and Jupiter Media Metrix, Inc.
3.1(1)	Restated Certificate of Incorporation of Registrant
3.1(1)	Restated Certificate of Incorporation of Registrant
3.2(2)	Amended and Restated By-Laws of Registrant
4.1(3)	Second Restated Rights Agreement
*10.1(3)	Form of Indemnification Agreement between Registrant and its directors and officers
*10.2(5)	1998 Stock Plan, including form of option agreement (as amended)
*10.3(3)	1999 Employee Stock Purchase Plan
10.4(3)	Form of Loan Agreement and Promissory Note between Registrant and certain directors and officers
10.5(3)	Form of Series B Preferred Stock Warrant
10.6(3)	Series B Preferred Stock Purchase Agreement dated as of November 15, 1998
10.7(3)	Series C Preferred Stock Purchase Agreement dated as of August 5, 1999
10.8(3)	Series D Preferred Stock Purchase Agreement dated as of September 22, 1999
10.9(3)	Operating Agreement between Registrant and Nielsen Media Research dated as of August 15, 1999
10.10(3)	Common Stock Purchase Warrant issued to Nielsen Media Research, expiring December 31, 2001
10.11(3)	Common Stock Purchase Warrant issued to Nielsen Media Research, expiring December 31, 2004
10.12(3)	Common Stock Purchase Agreement between Registrant and ACNielsen eRatings.com, dated as of September 22, 1999
10.13(3)	Rights Agreement among Registrant, ACNielsen Corporation and ACNielsen eRatings.com, dated as of September 22, 1999
10.14(3)	Stockholders Agreement among Registrant, ACNielsen Corporation and ACNielsen eRatings.com, dated as of September 22, 1999
10.15(3)	Operating Agreement between Registrant and ACNielsen eRatings.com, dated as of September 22, 1999
10.16(3)	Software License Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999
10.17(3)	Panel Maintenance Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999
10.18(3)	Software License Agreement between Registrant and ACNielsen eRatings.com, dated as of September 22, 1999
10.19(3)	Support Services Agreement between Registrant and AboveNet Communications, dated as of February 26, 1999
10.20(3)	Letter agreement between Registrant and ACNielsen, dated as of September 22, 1999
10.21(4)	Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended)
*10.22(5)	Form of Director Retention Agreement
*10.23(5)	Form of Management Retention Agreement

Exhibit Number	Exhibit Title
*10.24	Employment Offer Letter with Bill Pulver dated November 1, 2001
*10.25	Stock Repurchase Agreement with David J. Toth
*10.26	Stock Repurchase Agreement with Charles Meadows
10.27(9)
Loan and Security Agreement dated as of October 25, 2001 by and among NetRatings, Inc., Jupiter Media Metrix, Inc., AdRelevance, Inc., IRG Acquisition Corp., Jupiter Communications, Inc., MMXI Holdings, Inc. and Net Market Makers

10.28(10)	Standstill Agreement dated as of October 25, 2001 by and among NetRatings, Inc. and VNU N.V.
23	Consent of Independent Auditors

*	Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form S-1 Registration Statement (No. 333-87717), which became effective on December 8, 1999 (the “1999 Registration Statement”).

(2)	Incorporated by reference to Exhibit 3.4 to the 1999 Registration Statement.

(3)	Incorporated by reference to identically numbered exhibit to the 1999 Registration Statement.

(4)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Incorporated by reference to identically numbered exhibit to Registrant's Form 8-K filing dated November 13, 2001.

(7)	Incorporated by reference to identically numbered exhibit to Registrant's Form 8-K filing dated February 20, 2002.

(8)	Incorporated by reference to exhibit number 2.1 to Registrant’s Form 8-K filing dated January 18, 2002.

(9)	Incorporated by reference to exhibit number 99.6 to Registrant’s Form 8-K filing dated November 13, 2002.

(10)	Incorporated by reference to exhibit number 99.7 to Registrant’s Form 8-K filing dated November 13, 2002.