Form 10-Q
period 2002-03-31
NETRATINGS INC
filed 2002-05-15
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 000-27907

NETRATINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0461990
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

890 Hillview Court Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 957-0699

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2002, was 33,178,895.

NETRATINGS, INC.

FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

NETRATINGS, INC.

CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,250	$87,483
Short-term investments	192,768	235,080
Accounts receivable, net	3,728	4,371
Due from joint ventures	3,413	2,877
Prepaid expenses and other current assets	1,426	1,088

Total current assets	305,585	330,899
Property and equipment, net	1,589	2,402
Deferred acquisition costs	2,217	3,565
Other assets	5,671	4,833

Total assets	$315,062	$341,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,444	$2,834
Accrued liabilities	5,409	6,362
Deferred revenue	7,389	7,031
Capital lease obligations	—	89
Due to related parties	9,107	6,915
Restructuring liability	4,804	—

Total current liabilities	30,153	23,231

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 86,851
Issued and outstanding shares: 31,817 at March 31, 2002 and 33,154 at December 31, 2001	32	33
Additional paid-in capital	399,213	399,836
Deferred compensation and other costs	(23,601)	(25,939)
Accumulated deficit	(70,105)	(55,462)
Treasury stock	(20,630)	—

Total stockholders’ equity	284,909	318,468

	$315,062	$341,699

See accompanying notes to the condensed financial statements.

NETRATINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenue	$4,313	$6,720
Cost of revenue	2,672	3,309

Gross profit	1,641	3,411
Operating expenses:
Research and development	1,400	2,069
Sales and marketing	2,773	4,346
General and administrative	1,192	1,469
Restructuring expense	6,969	—
Acquisition costs	3,033	—
Stock-based compensation	2,320	2,708

Total operating expenses	17,687	10,592

Loss from operations	(16,046)	(7,181)
Loss on joint ventures	(927)	(1,172)
Interest income, net	2,330	4,936

Net loss	$(14,643)	$(3,417)

Basic and diluted net loss per common share	$(0.45)	$(0.10)

Shares used to compute basic and diluted net loss per common share	32,877	32,594

See accompanying notes to the condensed financial statements.

NETRATINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,659)	$1,043

INVESTING ACTIVITIES
Acquisition of property and equipment	(82)	(419)
Purchase of short-term investments	(164,604)	(232,571)
Sale of short-term investments	204,830	296,102
Investment in joint ventures	(1,648)	(1,454)

Net cash provided by investing activities	38,496	61,658

FINANCING ACTIVITIES
Proceeds from stock issuances	580	593
Stock repurchase	(20,630)	—
Payments on capital lease obligations and notes payable	(20)	(33)

Net cash (used in) provided by financing activities	(20,070)	560

Net increase in cash and cash equivalents	16,767	63,261
Cash and cash equivalents at beginning of period	87,483	47,610

Cash and cash equivalents at end of period	$104,250	$110,871

See accompanying notes to the condensed financial statements.

NETRATINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying financial statements of NetRatings have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings’ annual report on Form 10-K for the fiscal year ended December 31, 2001.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    LITIGATION

Litigation

Jupiter Media Metrix

On March 27, 2001, Jupiter Media Metrix filed suit against NetRatings and another, unaffiliated company in the United States District Court for the District of Delaware. The complaint alleged infringement by NetRatings of U.S. Patent No. 6,115,680 entitled “Computer Use Meter and Analyzer.” On May 7, 2002, NetRatings and Jupiter Media Metrix entered into a settlement under which Jupiter Media Metrix agreed to the dismissal of the litigation with prejudice and NetRatings purchased the patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510 and related patent applications), in exchange for which NetRatings paid $15 million in cash. As part of the settlement, NetRatings granted Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology in its domestic Internet audience measurement business until June 30, 2005 in exchange for license fees totaling $750,000, $1.5 million, $1.75 million and $1 million in 2002, 2003, 2004 and 2005, respectively.

Securities Class Action Complaint

A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, No. 01-CV-9798 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased common stock of the Company from December 8, 1999 through December 6, 2000. The complaint names as defendants the Company; two of its current or former officers or directors; and investment banking firms that served as underwriters for the Company’s initial public offering in December 1999. Plaintiffs recently served the initial complaint on the company, after the 120 days for service allowed under Federal Rule of Civil Procedure 4(m) had lapsed.

Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934; on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the

Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. NetRatings believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. NetRatings’ management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings’ financial position. However, an adverse outcome could materially affect NetRatings’ results of operations and financial position.

3. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net loss	$(14,643)	$(3,417)
Unrealized (loss) gain on short-term investments	(1,186)	736

Comprehensive loss	$(15,829)	$(2,681)

4.    NET LOSS PER SHARE OF COMMON STOCK

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share data)
Net loss	$(14,643)	$(3,417)
Weighted-average shares of common stock outstanding	32,916	32,761
Less: weighted-average shares subject to repurchase	39	167

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	32,877	32,594

Basic and diluted net loss per common share	$(0.45)	$(0.10)

5.    RESTRUCTURING

During the first quarter of 2002 NetRatings’ management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line, and consolidate space at its Milpitas facility. The restructuring plan has resulted in a reduction of 15% of the company’s workforce. Accordingly, NetRatings recognized a restructuring charge of approximately $7.0 million during the quarter. The restructuring plan involves the termination of 24 employees worldwide, 23 of which were terminated by the end of the first quarter. Positions were eliminated primarily in the Company’s executive management, engineering, and sales functions.

The following table summarizes activity during the first quarter associated with the restructuring plan:

	Total Charges	Paid	Non-Cash Charges	Accrual at March 31, 2002
	(in thousands)
Employee severance benefits	$3,737	$666	$—	$3,071
Costs incurred due to discontinuation of certain services and other expenses	1,551	856	—	695
Lease commitments and related write-down of property and equipment	1,681	—	643	1,038

Totals	$6,969	$1,522	$643	$4,804

6.    ACQUISITION COSTS

Approximately $3.8 million in acquisition costs were incurred related to the proposed acquisition of Jupiter Media Metrix which was terminated during February 2002. These expenses included legal, accounting, investment banking, and travel related costs. These acquisition costs have been allocated as follows: $3.0 million have been allocated to the Media Metrix domestic and Jupiter Communications businesses and therefore were included as acquisition costs and expensed in the current quarter; $711,000 have been allocated to the subsequent purchase of the JMXI International contracts and the AdRelevance business and therefore were included as deferred acquisition costs and capitalized during the first quarter. Approximately $450,000 has been recorded as accrued liabilities in the accompanying condensed balance sheets as of March 31, 2002.

7.    TREASURY STOCK

In March 2002, two former executives exercised their rights pursuant to stock repurchase agreements. Pursuant to these agreements, NetRatings repurchased 1,500,000 shares of NetRatings Common Stock held by them. The repurchase price was based on the average closing price of NetRatings Common Stock for the ten trading days preceding the request for repurchase. Accordingly, NetRatings repurchased the shares for approximately $13.75 per share for a total aggregate repurchase price of $20.6 million.

8.    SUBSEQUENT EVENTS

On April 9, 2002, NetRatings acquired substantially all the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix for $8.5 million in cash. The assets acquired include the AdRelevance suite of services and related patent applications, trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances. In conjunction with the purchase, NetRatings named Will Hodgman, the former President of the Jupiter Media Metrix Measurement Group, as Executive Vice President of Measurement Sciences.

On May 6, 2002, NetRatings acquired substantially all the assets related to DoubleClick’s @plan division for $18.5 million in cash and stock. The assets acquired include the @plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

On May 7, 2002, NetRatings acquired from ACNielsen the remaining 80.1% interest in ACNielsen eRatings.com not previously owned by NetRatings for $9.6 million in common stock. In connection with this purchase, $1.5 million in associated acquisition costs have been capitalized and included as deferred acquisition costs. The acquisition-related costs include legal and travel expenses and our share of costs incurred by eRatings to reduce the number of countries in which it reports Internet audience measurement services. In connection with this transaction, NetRatings also entered into a Services Agreement with ACNielsen pursuant to which ACNielsen will provide NetRatings with marketing, panel management and back-office services and personnel for a period of five years, and amended the Operating Agreement between NetRatings and Nielsen Media Research (an affiliate of ACNielsen) to provide that, in lieu of paying sales commissions to Nielsen Media Research, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings’ products and services. At the same time, NetRatings acquired the contracts for Jupiter Media Metrix’s European Internet audience measurement services for $2 million in cash.

9.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 or the year ended December 31, 2002 for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 requires goodwill and intangible assets that have indefinite lives to not be amortized but to be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has applied the new rules on accounting for Goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. There was no significant impact on the statements of operations as a result of the application.

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

Overview

We were incorporated in July 1997 to provide technology-driven Internet audience measurement information solutions for media and commerce. Our products and services enable our customers to make informed business-critical decisions regarding their Internet strategies. Our customers include leading advertising agencies, media companies, financial services institutions, e-commerce companies and traditional marketers requiring analysis of the online environment. We have formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that these relationships enable us to offer the most accurate and globally comprehensive Internet audience information currently available.

On October 25, 2001, we entered into an Agreement and Plan of Merger with Jupiter Media Metrix, Inc. (“Jupiter”), pursuant to which we agreed to acquire Jupiter in exchange for approximately $71.2 million in cash and stock, subject to certain reductions. On February 19, 2002, we and Jupiter announced our mutual termination of the Agreement and Plan of Merger. Both companies were generally responsible for their own acquisition-related expenses. As a result of the termination of the agreement, we have recognized acquisition-related expenses of $3.0 million during the first quarter of 2002.

Also on October 25, 2001, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire ACNielsen’s 80.1 percent stake in ACNielsen eRatings.com, or eRatings, a company that had been operated as a joint venture between ACNielsen and us since 1999. The closing of this acquisition was expressly conditioned upon the closing of our acquisition of Jupiter Media Metrix, and the agreement was subject to termination should our agreement with Jupiter Media Metrix be terminated prior to closing. Following the termination of our agreement with Jupiter Media Metrix, we and ACNielsen mutually elected to terminate our agreement to acquire the remainder of eRatings during March 2002. Subsequently, on May 7, 2002, we acquired, from ACNielsen, the remaining 80.1% interest in ACNielsen eRatings.com not previously owned by us for $9.6 million in stock. As a result of the completion of the eRatings transaction, the anticipated $1.5 million in expenses related to the acquisition costs were subsequently capitalized and included as deferred acquisition costs in the balance sheet as of March 31, 2002. In connection with this transaction, at the same time, we acquired the contracts for Jupiter Media Metrix’s European Internet audience measurement services for $2 million in cash allowing us to further expand our global customer base.

On February 19, 2002, we announced a restructuring plan intended to streamline our business to focus on core products, refine our product line, and implement a 15% reduction in our workforce. We refocused our team on developing and enhancing our core products and have discontinued the sale and development of two products, AdSpectrum and eCommercePulse. We also discontinued sale and development of data from our Canadian Panel. Additionally, we consolidated our use of facility space to approximately 20,000 square feet, out of a total of 40,000 square feet available under our Milpitas lease. As a result of the subsequently completed acquisition of AdRelevance and eRatings, we intend to utilize space which we had previously planned to restructure. As a result, we anticipate the use of approximately 28,000 square feet in the future related to the Milpitas lease. We anticipate annualized cost-savings of between $6 million and $8 million as a result of the restructuring and have incurred a one-time charge of $7.0 million during the first quarter of 2002.

On April 9, 2002, we acquired substantially all the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix for $8.5 million in cash. As a result of the completion of the AdRelevance transaction and the aforementioned purchase of the JMXI European Internet audience measurement contracts, approximately $711,000 of the acquisition-related costs associated with the proposed acquisition of Jupiter Media Metrix were subsequently capitalized and included as deferred acquisition costs on the balance sheet as of March 31, 2002. The assets acquired include the AdRelevance suite of services and related patent applications, trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances. In conjunction with the purchase, we named Will Hodgman, the former President of the Jupiter Media Metrix Measurement Group, as Executive Vice President of Measurement Sciences.

On May 6, 2002, we acquired substantially all the assets related to DoubleClick’s @plan division for $18.5 million in cash and stock. The assets acquired include the @plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

On May 7, 2002, we settled the patent infringement case with Jupiter Media Metrix. Under the terms of the settlement, Jupiter Media Metrix agreed to the dismissal of the litigation with prejudice and we purchased its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510, and related foreign patent applications) in exchange for which we paid $15 million in cash. As part of the settlement, we granted Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology in its U.S. based Internet audience measurement business until June 30, 2005 in exchange for a license fee totaling $750,000, $1.5 million, $1.75 million, and $1 million in 2002, 2003, 2004, and 2005, respectively.

Results of Operations

	First Quarter 2002	First Quarter 2001	Year-To-Year Change
	(amounts in thousands)
Revenue	$4,313	$6,720	(36)%
Cost of revenue	2,672	3,309	19%

Gross profit	1,641	3,411	(52)%
Gross margin percentage	38%	51%
Research and development	1,400	2,069	32%
Sales and marketing	2,773	4,346	6%
General and administrative	1,192	1,469	9%
Restructuring expense	6,969	—	—
Acquisition related expense	3,033	—	—
Stock-based compensation	2,320	2,708	14%

Total operating expenses	17,687	10,592	(67)%

Loss from operations	(16,046)	(7,181)	(123)%
Loss on joint ventures	(927)	(1,172)	21%
Interest income, net	2,330	4,936	(53)%

Net loss	$(14,643)	$(3,417)	(329)%

Basic and diluted net loss per common share	$(0.45)	$(0.10)	(350)%

Shares used to compute basic and diluted net loss per common share	32,877	32,594

Revenue

We generate revenue from the sale of our Internet audience measurement products and services. We primarily sell these services pursuant to one-year subscription agreements and bill our customers in advance, typically on an annual or quarterly basis. We also derive a portion of our revenue from our joint venture partners. Revenue decreased 36% to $4.3 million for the three-month period ended March 31, 2002 from $6.7 million for the three-month period ended March 31, 2001. With an annualized contract value of $18.8 million, sales of our information and analytical products and services accounted for substantially all of the revenue for each period. The decrease in revenue was primarily due to the decrease in domestic customers from 479 as of March 31, 2001 to 283 as of March 2002. The decrease in revenue was positively impacted by an increase in renewal rates from 50% during the first quarter of 2001 to 61% during the first quarter of 2002.

Our average sales price increased by 24% to $77,000 per customer for the three-month period ended March 31, 2002 as compared to $62,000 for the three-month period ended March 31, 2001. No customer accounted for more than 10% of our revenue in either of the three-month periods ended March 31, 2002 or March 31, 2001.

Our revenue, by service, for the three-month period ended March 31, 2002 is as follows:

•	our audience measurement service comprised 68% of our revenue as compared to 72% for the three-month period ended March 31, 2001;

•	our suite of analytical services comprised 21% of the revenue as compared to 20% for the three-month period ended March 31, 2001; and

•	our international royalties comprised 11% of the revenue as compared to 8% for the three-month period ended March 31, 2001.

        We anticipate that our revenue will increase in future quarters related to our acquisition of the AdRelevance business, the @plan business, the eRatings business, and the international measurement contracts we acquired from Jupiter Media Metrix and related contracts and deferred revenue balances. We also anticipate that our revenue will increase as a result of our royalty and license agreements with DoubleClick and Jupiter Media Metrix during the periods when those agreements remain in effect. Over 600 customers worldwide subscribed to the Nielsen//NetRatings Service as of March 31, 2002.

Cost of Revenue

Cost of revenue consists primarily of expenses related to the recruitment, maintenance, and support of our U.S. Internet audience measurement panels, which are expensed as they are incurred, as well as operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer’s subscription agreement, as the data is provided, and the royalty fees associated with certain data partnering agreements. Cost of revenue decreased 19% to $2.7 million, or 62% of revenue, for the three-month period ended March 31, 2002 from $3.3 million, or 49% of revenue, for the three-month period ended March 31, 2001. The decrease in dollar amounts reflects the discontinuation of our AdSpectrum, e-Commerce Pulse, and Canadian services during the quarter. The increase as a percentage of revenue reflects the fact that much of our cost of revenue consists of fixed costs that do not decrease as revenue decreases. In addition, our household panel expenses decreased as a result of a decrease in original recruiting as we enter the maintenance cycle for our U.S. household panel. We anticipate that our cost of revenue will increase in future quarters related to the acquisition of the eRatings business, as well as our acquisition of the AdRelevance business, the @plan business and associated cost of revenue, offset by the discontinuation of specific products included in our restructuring.

Operating Expenses

Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred. Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, commissions paid to Nielsen Media Research, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

Research and development expenses decreased 32% to $1.4 million, or 32% of revenue, for three-month period ended March 31, 2002 from $2.1 million, or 31% of revenue, for the three-month period ended March 31, 2001. The decrease was primarily due to a 16% reduction in engineering headcount resulting in lower payroll and related expenses. Sales and marketing expense decreased 36% to 2.8 million, or 64% of revenue, for the three-month period ended March 31, 2002 from $4.3 million, or 65% of revenue, for the three-month period ended March 31, 2001. The decrease was primarily related to a reduction in advertising, public relations, travel and entertainment expenses resulting from our efforts to reduce discretionary spending. General and administrative expenses decreased 19% to $1.2 million, or 28% of revenue, for the three-month period ended March 31, 2002 from $1.5 million, or 22% of revenue, for the three-month period ended March 31, 2001. The decrease was primarily related to a reduction in bad debt expense and overall discretionary spending reductions. We anticipate our operating expenses, excluding the one-time charges of restructuring expenses and acquisition costs, will increase in future quarters as a result of the acquisitions we made during the quarter ending June 30, 2002.

During the first quarter, we incurred a restructuring expense of $7.0 million, including $3.7 million in employee severance benefits, $1.7 in lease commitments and related write-down of property and equipment, and $1.6 in discontinuation of certain services and other expenses. As of March 31, 2002, we had approximately $4.8 million in restructuring liabilities. We had no restructuring expenses for the corresponding period in 2001 and have no plans to incur additional restructuring expenses in the future.

During the first quarter, we recognized $3.0 million in acquisition costs related to the termination of the proposed acquisition of Jupiter Media Metrix. These expenses included legal, accounting, investment banking, and travel related costs allocated to the Media Metrix Domestic and Jupiter Communications businesses, which represented 81% of total costs associated with the proposed acquisition of Jupiter Media Metrix. Additional acquisition-related costs associated with the acquisitions that have closed during the quarter ending June 30, 2002 will be included in the purchase price allocation of each respective acquisition.

Stock-based compensation expenses decreased 14% to $2.3 million, or 54% of revenue, for the three-month period ended March 31, 2002 from $2.7 million, or 40% of revenue, for the three-month period ended March 31, 2001. The decrease primarily resulted from the scheduled amortization of our stock-based compensation costs. We anticipate stock-based compensation costs will continue to decrease in the future in accordance with the scheduled amortization.

Loss From Joint Ventures.

Loss from joint ventures decreased 21% to $927,000 or 21% of revenue, for the three-month period ended March 31, 2002 from $1.2 million, or 17% of revenue, for the three-month period ended March 31, 2001. The decrease primarily resulted from a decrease in operating losses as our joint ventures enter the maintenance phases of panel building for the majority of the countries in which they operate. We anticipate the loss from joint ventures to decrease significantly in the future as a result of our acquisition of eRatings, whose results of operations will be consolidated with ours in future periods.

Interest Income, Net

Interest income, net, decreased 53% to $2.3 million, or 54% of revenue, for the three-month period ended March 31, 2002 from $4.9 million, or 73% of revenue, for the three-month period ended March 31, 2001. The decrease reflects an overall reduction of interest rates in 2002 when compared to the same period in 2001. We continue to focus on the preservation of capital as opposed to maximizing returns and emphasize relatively short holding periods for our investments. See Item 3. Quantitative and Qualitative Disclosures About Market Risk. We anticipate interest income to continue to decline as the current market conditions prevail.

Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents and short-term investments totaled $297.0 million. Net cash used in operating activities totaled $1.7 million for the three-month period ended March 31, 2002, primarily due to the continued decrease in interest income earned on our cash and cash equivalents and short term investments balances and severance payments associated with the restructuring announced during the first quarter. Operating activities provided cash of $1.0 million for the corresponding period in 2001, primarily due to interest income earned on cash and cash equivalents and short-term investments. We anticipate that cash used in operating activities will increase in future periods due to the additional operating expenses associated with the production of the AdRelevance, @plan, and eRatings services.

Net cash provided by investing activities was $38.5 million for the three-month period ended March 31, 2002. Sales of marketable securities and other investments during the period, net of proceeds and maturities, were $40.2 million, offset by cash contributions of $1.5 million related to the eRatings joint venture and $1.1 million related to investments in joint ventures and other equity investments. Capital expenditures totaled $82,000, primarily related to our production activities. During the corresponding period in 2001, cash provided by investing activities was $61.7 million, primarily due to net sales of short-term investments of $63.5 million. Although we had no material capital expenditure commitments as of March 31, 2002, we anticipate that capital expenditures will increase during the remainder of 2002 as we implement our disaster recovery data center. We further anticipate net cash provided by investing activities to be further reduced by our continued investments in joint ventures and other potential strategic investments including approximately $9.0 million in connection with the purchase of AdRelevance and associated deal costs, approximately $13 million in connection with the purchase of @plan and associated deal costs, approximately $16 million in connection with the settlement of our litigation with, and our related purchase of certain patents from, Jupiter Media Metrix, and approximately $3 million in connection with the purchase of the Jupiter Media Metrix international measurement contracts and associated transaction costs.

Net cash used in financing activities totaled $20.1 million for the three-month period ended March 31, 2002. This was primarily related to $20.6 million used to repurchase 1.5 million shares of Common Stock from two executive officers, partially offset by the exercise of options and the purchase of stock through the employee stock purchase plan, totaling $580,000. Net cash provided by financing activities totaled $560,000 in the three-month period ended March 31, 2001 primarily related to the exercise of options and the purchase of stock through the employee stock purchase plan, offset by payments on our capital lease obligations. We anticipate net cash to be provided by financing activities during the next quarter due to proceeds related to the exercise of options.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million, for the year ended December 31, 2001, and $14.6 million for the three-month period ended March 31, 2002, and as of March 31, 2002, our accumulated deficit was $70.1 million. We intend to continue to make significant expenditures related to panel maintenance and operations, restructuring and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals and sales of additional products and services to existing customers to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates or a reduction in the number of products and services that we are able to sell to existing customers would harm our operating results and could prevent us from becoming profitable. To date, renewals have been an essential element of our revenue growth. We can not assure you that we will be able to achieve or sustain high renewal rates, particularly during an economic downturn. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers’ businesses could cause a decline in renewal rates for our products and services.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT CHANGES IN OUR EXECUTIVE MANAGEMENT

In February 2002, William Pulver replaced David Toth as our chief executive officer, president and as a member of the board. Mr. Pulver had joined the company as our Chief Operating Officer in November 2001; formerly, Mr. Pulver was president of our joint venture, eRatings and was a twenty-two year veteran of ACNielsen. Previously, in January 2002, we announced the departure of Tim Meadows, a founder of our company and our Executive Vice President of Products and Services. Also in January 2002, we announced the appointment of four new members to our executive management team: George Durney, who prior to the promotion served as our vice president of sales for the Eastern region, assumed the role of Senior Vice President for Sales; Barbara Jarzab, formerly our Vice President of Research, assumed the role of Vice President and Chief of Measurement Science; Sean Kaldor, formerly our chief analyst and vice president of analytics, assumed the role of Vice President of Analytics and Corporate Marketing; and Manish Bhatia joined the company as our Senior Vice President for Product Marketing and Business Development. In February 2002, Terry Nolan resigned from his position as our Vice President of Administration. In addition, in April 2002, Jack Lazar resigned from his position as our Executive Vice President of Corporate Development and Chief Financial Officer and was replaced by Todd Sloan.

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

PURCHASE ACCOUNTING FOR ACQUISITIONS MAY ADVERSELY AFFECT OUR REPORTED OPERATING RESULTS

Each of our recent acquisitions will be accounted for as a purchase business combination in accordance with generally accepted accounting principles. Under Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangibles are no longer be subject to amortization over their estimated useful lives. Rather, goodwill and indefinite lived intangibles will be subject to an assessment, conducted on an annual basis or more frequently, for impairment based on a fair value test. In the event that the value of these assets is found to have declined by a material amount in future periods, the amount of such decline in value will be recognized as an expense during such periods. Therefore the results of the fair value test could negatively impact our total assets and net loss should an impairment be realized. An impairment based on a fair value test may have a material adverse effect on our earnings and the market value of our common stock.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH FOR THE DEVELOPMENT AND MAINTENANCE OF PANELS OF INTERNET USERS IN THE UNITED STATES AND ON ACNIELSEN AND OUR OTHER JOINT VENTURE PARTNERS FOR THE DEVELOPMENT AND MAINTENANCE OF SUCH PANELS IN INTERNATIONAL MARKETS

Our audience measurement data is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies that we employ in geographic locations outside of the United States, Canada, France and Japan have been developed and maintained by eRatings using ACNielsen’s proprietary sampling methodology and employees made available to eRatings by ACNielsen. As part of the acquisition of eRatings by NetRatings, ACNielsen granted NetRatings a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide eRatings, for a period of five years following the acquisition with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services which were provided to eRatings by ACNielsen prior to the acquisition. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

In addition, VNU can control or influence the terms of our important commercial transactions, including our strategic relationships with Nielsen Media Research and ACNielsen. VNU’s representatives on our board are expected to recuse themselves from deliberations in which they have a conflict of interest. However, these directors may take actions that favor VNU’s interests over the interests of other stockholders, as a result, for instance, of conflicts of interest that are not apparent at the time of such actions. It is also possible that future actions taken by Nielsen Media Research or ACNielsen may adversely affect our other stockholders. For example, Nielsen Media Research could take actions which would increase the amount paid to it for maintenance of audience measurement panels, decrease the sales goals that it must achieve in order to prevent us from selling advertising expenditure measurement data from third parties, or take other action detrimental to our other stockholders.

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

THE CURRENT ECONOMIC DOWNTURN HAS ADVERSELY AFFECTED OUR BUSINESS

General economic conditions, and conditions in the Internet sector in particular, have caused some of our customers to cease operations and others to reduce their spending on the products and services that we supply or to cancel their contracts. In addition, the AdRelevance business derives, and expects to continue to derive for the foreseeable future, a large portion of its revenue from the automated retrieval and delivery of online advertising data. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets, especially by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased.

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT’S ATTENTION AND RESOURCES

Through our acquisition of eRatings and the international audience measurement contracts of Jupiter Media Metrix, we have acquired control of audience measurement data operations in countries that we have previously served only through our minority interest in eRatings. Our international markets will require significant management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate.

The success of the our international operations will depend on our ability to:

•	effectively select the appropriate countries to serve;

•	recruit and maintain at-home and at-work panels that are representative of a geographic area;

•	control costs and effectively manage foreign operations;

•	manage third-party vendors who will likely perform panel operations; and

•	effectively develop, market and sell new products and services in new, unfamiliar markets.

Meeting these challenges may be difficult given the circumstances we face at the present time. Our management team lacks experience in running overseas operations, with the exception of our Chief Executive Officer, William R. Pulver, who served as eRatings’ Chief Executive Officer before joining us as our Chief Operating Officer in November 2001. The operations of eRatings that we have acquired are not supported by an existing independent eRatings infrastructure. Historically, most of the back office services and employees and facilities required by eRatings have been made available to it by ACNielsen under various intercompany service agreements and arrangements. Although ACNielsen no longer owns a direct equity interest in eRatings, ACNielsen has agreed to grant NetRatings a license to use ACNielsen’s proprietary audience sampling methodology and the “Nielsen” trademark outside of North America in the Internet audience measurement business, and has entered into a services agreement to provide eRatings, for a period of five years beginning in May 2002, with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services currently provided to eRatings by ACNielsen. Accordingly, for a significant period of time thereafter we expect that the eRatings business will be substantially dependent upon these arrangements with ACNielsen for its infrastructure, for the continued maintenance of its Internet audience measurement panels and otherwise for the operation of its business. We intend to build our own independent international infrastructure over the next five years; however, there can be no assurance that we will be successful in doing so. Although ACNielsen may agree to extend the five-year term of the arrangements, there can be no assurance that it would choose to do so. Finally, we will be required to address these challenges while at the same time integrating the operations of NetRatings and eRatings, both overseas and in the United States, and shutting down certain operations of eRatings.

Even if we are successful in managing our international operations, we will be subject to a number of risks inherent in engaging in international operations, including:

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

A SALE BY VNU OF ITS STAKE IN NETRATINGS COULD ADVERSELY AFFECT OUR STOCK PRICE

There are no contractual restrictions on the ability of VNU, through its Nielsen Media Research or ACNielsen subsidiaries, to sell shares of our common stock, although sales in the public market will be subject to the volume limitations of SEC Rule 144. Pursuant to these volume limitations, a controlling stockholder may sell shares under Rule 144 only if the shares to be sold, together with the shares sold during the past three months, do not exceed the greater of 1% of the issuer’s outstanding shares or the average weekly trading volume of the issuer’s shares during the preceding four calendar weeks. Nielsen Media Research, ACNielsen and several of our other stockholders have the right, under certain circumstances, to require us to register their stock for sale to the public, with the exception of the shares issued to ACNielsen in the acquisition of eRatings. Should VNU decide to sell its stake in NetRatings, it could adversely affect our stock price. Additionally, VNU will have the ability to transfer control of NetRatings, possibly at a premium over the then- current market price. Because VNU will have the ability to effect such a transfer of control unilaterally, other stockholders could be denied an opportunity to participate in the transaction and receive a premium for their shares.

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

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS

We are currently subject to a securities class action complaint relating to our initial public offering. The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose that the underwriters required several investors who sought large allocations of stock in the offering to pay excessive underwriters’ compensation in the form of increased brokerage commissions on other trades and required investors to agree to buy shares of our stock after the offering was completed at predetermined prices as a precondition to obtaining allocations in the offering. The plaintiffs further allege that because of these purchases, our stock price after its initial public offering was artificially inflated. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. An adverse outcome could materially affect our results of operations and financial position.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. We have applied for a U.S. patent with respect to our BannerTrack advertising tracking technology and have recently acquired several patents and related patent applications from Jupiter Media Metrix related to our core products. We have also applied to register the NetRatings, NetRatings Insight, NetRatings Online Observer, BannerTrack and CommerceTrack trademarks in the United States and have purchased additional trademarks through our acquisitions of the AdRelevance and @Plan assets and have received notice of registration for NetRatings and NetRatings Online Observer. We have undertaken only limited actions to protect our trademarks, servicemarks or tradenames outside of the United States and we have not registered any of our copyrights. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

WE FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MAY BE COSTLY TO RESOLVE OR MAY REQUIRE US TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS

Third parties may, from time to time, assert claims that we have infringed upon their proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Such claims could adversely affect our reputation and the value of our own proprietary rights. From time-to-time we have been, and we expect to continue to be, subject to such claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties. Protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

Any claims of infringement and any resulting litigation, should they occur, could subject us to significant liability for damages, restrict us from using our technology or from operating our business generally, or require us to make changes to our technology. Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, and divert management attention and resources. In addition, such claims could result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar arrangements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we may be required to either cease offering the subject product or change our technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, we had cash and cash equivalents and short-term investments of $297 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of December 31, 2001, our investments had a weighted-average time to maturity of approximately 230 days.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Jupiter Media Metrix

On March 27, 2001, Jupiter Media Metrix filed suit against us and another, unaffiliated company in the United States District Court for the District of Delaware. The complaint, alleged infringement by us of U.S. Patent No. 6,115,680 entitled “Computer Use Meter and Analyzer.” On May 7, 2002, we and Jupiter Media Metrix entered into a settlement under which Jupiter Media Metrix agreed to the dismissal of the litigation with prejudice and we purchased its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510 and related patent applications), in exchange for which we paid $15 million in cash. As part of the settlement, we granted Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology in its domestic Internet audience measurement business until June 30, 2005 in exchange for license fees totaling $750,000, $1.5 million, $1.75 million and $1 million in 2002, 2003, 2004 and 2005, respectively.

Securities Class Action Complaint

A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, No. 01-CV-9798 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased common stock of the Company from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of our former officers or directors; and investment banking firms that served as underwriters for our initial public offering in December 1999. Plaintiffs recently served the initial complaint on the company, after the 120 days for service allowed under Federal Rule of Civil Procedure 4(m) had lapsed.

Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934; on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. We believe that the claims against us and our officers and directors are without merit and intend to defend them vigorously. Our management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 5.     OTHER INFORMATION

On April 9, 2002, NetRatings entered into an Asset Purchase Agreement with Jupiter Media Metrix, Inc. and its wholly owned subsidiary, AdRelevance, Inc., under which NetRatings purchased substantially all of the assets of AdRelevance. A copy of the Asset Purchase Agreement is attached hereto as Exhibit 2.6 and is incorporated herein by reference in its entirety.

On May 6, 2002, NetRatings entered into an Asset Purchase Agreement with DoubleClick Inc. under which NetRatings purchased certain assets related to DoubleClick's@plan division. In connection therewith, NetRatings also entered into a Registration Rights Agreement with DoubleClick, as well as a Second Amendment to the Second Restated Rights Agreement by and among NetRatings and the investors listed therein. Copies of the Asset Purchase Agreement, Registration Rights Agreement and Second Amendment to the Second Restated Rights Agreement are attached hereto as Exhibits 2.7, 4.2 and 4.3, respectively, and are incorporated herein by reference in their entirety.

On May 7, 2002, NetRatings and Jupiter Media Metrix, Inc. jointly announced that they had entered into a Settlement Agreement under which they settled Jupiter Media Metrix’ pending patent infringement case against NetRatings. As part of the settlement, NetRatings and Jupiter Media Metrix entered into an Intellectual Property Agreement. In connection with the execution of the Settlement Agreement and the Intellectual Property Agreement, NetRatings, Jupiter Media Metrix and The NPD Group, Inc. entered into a First Amendment to Services Agreement that amended a Services Agreement that had been first entered into between Jupiter Media Metrix and The NPD Group on September 30, 1998. Copies of the Settlement Agreement, the Intellectual Property Agreement and the Services Agreement, as amended, are attached hereto as Exhibits 10.31, 10.32 and 10.33, respectively, and are incorporated herein by reference in their entirety.

In a separate transaction that also closed on May 7, 2002, NetRatings, Jupiter Media Metrix and certain international subsidiaries of Jupiter Media Metrix entered into an Asset Purchase Agreement under which NetRatings acquired certain assets of Jupiter Media Metrix’ international operations. A copy of the Asset Purchase Agreement is attached hereto as Exhibit 2.8 and is incorporated herein by reference in its entirety.

Also on May 7, 2002, under the terms of an Agreement and Plan of Reorganization with ACNielsen eRatings.com and ACNielsen Corporation, NetRatings acquired all of the outstanding capital stock of ACNielsen eRatings.com that it did not already own. In connection therewith, NetRatings also entered into a Services Agreement and Post-Closing Agreement with ACNielsen Corporation and ACNielsen e-Ratings.com, an Agreement of Reimbursement with ACNielsen Corporation, an NMR Commissions Agreement with Nielsen Media Research, Inc. and an Agreement of Reimbursement with VNU, Inc. Copies of the Agreement and Plan of Reorganization, Services Agreement, Post-Closing Agreement, Agreement of Reimbursement with ACNielsen Corporation, NMR Commissions Agreement and Agreement of Reimbursement with VNU, Inc. are attached hereto as Exhibits 2.9, 10.35, 10.36, 10.37, 10.38 and 10.39, respectively, and are incorporated herein by reference in their entirety.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Exhibit

2.6	Asset Purchase Agreement by and among NetRatings, Inc., AdRelevance, Inc. and Jupiter Media Metrix, Inc., dated as of April 9, 2002.

2.7	Asset Purchase Agreement by and among NetRatings, Inc., and DoubleClick Inc., dated as of May 6, 2002.

2.8	Asset Purchase Agreement by and among NetRatings, Inc., Jupiter Media Metrix, Inc., and certain international subsidiaries of Jupiter Media Metrix, Inc., dated as of May 7, 2002.

2.9	Agreement and Plan of Reorganization dated as of May 7, 2002, by and among NetRatings, Inc., Estancia Acquisition Corporation, ACNielsen eRatings.com and ACNielsen Corporation.

4.2	Registration Rights Agreement by and between NetRatings, Inc. and DoubleClick Inc., dated as of May 6, 2002.

4.3	Second Amendment to the Second Restated Rights Agreement, dated as of May 6, 2002.

10.29	Asset Purchase Agreement by and among NetRatings, Inc., AdRelevance, Inc. and Jupiter Media Metrix, Inc., dated as of April 9, 2002. Reference is made to Exhibit 2.6 hereof.

10.30	Asset Purchase Agreement by and between NetRatings, Inc. and DoubleClick Inc., dated as of May 7, 2002. Reference is made to Exhibit 2.7 hereof.

10.31	Settlement Agreement by and between NetRatings, Inc. and Jupiter Media Metrix, Inc., dated as of May 7, 2002.

10.32	Intellectual Property Agreement by and between NetRatings, Inc. and Jupiter Media Metrix, Inc., dated as of May 7, 2002.

10.33
Services Agreement, dated as of September 30, 1998, by and between Jupiter Media Metrix, Inc. and The NPD Group, Inc., as amended by Jupiter Media Metrix, Inc., The NPD Group, Inc. and NetRatings, Inc. on May 7, 2002.

10.34
Asset Purchase Agreement by and among NetRatings, Inc., Jupiter Media Metrix, Inc. and certain international subsidiaries of Jupiter Media Metrix, Inc., dated as of May 7, 2002. Reference is made to Exhibit 2.8 hereof.

10.35	Services Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.†

10.36	Post-Closing Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.

10.37	Agreement of Reimbursement by and between NetRatings, Inc. and ACNielsen Corporation, dated as of May 7, 2002.

10.38	NMR Commissions Agreement by and between NetRatings, Inc. and Nielsen Media Research, Inc., dated as of May 7, 2002.†

10.39	Agreement of Reimbursement by and between NetRatings, Inc. and VNU, Inc., dated as of May 7, 2002.

(b)    Reports on Form 8-K

On January 22, 2002, we filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding Amendment No. 1 to Agreement and Plan of Merger between NetRatings Inc. and Jupiter Media Metrix, Inc.

On February 20, 2002, we filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding mutual termination of Agreement and Plan of Merger between NetRatings Inc. and Jupiter Media Metrix, Inc.

On February 26, 2002, we filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding notice from each of Tim Meadows and David Toth of the exercise of their rights to have us repurchase NetRatings Common Stock held by them.

†  Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.

NETRATINGS, INC.

By:	/s/ TODD SLOAN
Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

By:	/s/ WILLIAM PULVER
William Pulver President, Chief Executive Officer and Director