Form 10-Q
period 2002-06-30
NETRATINGS INC
filed 2002-08-14
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

The number of shares of the Registrant’s Common Stock outstanding as of August 5, 2002, was 33,338,193.

NETRATINGS, INC.

FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,421	$87,483
Short-term investments	167,085	235,080
Accounts receivable, net	9,505	4,371
Due from joint ventures	622	2,877
Prepaid expenses and other current assets	231	1,088

Total current assets	264,864	330,899
Property and equipment, net	3,692	2,402
Deferred acquisition costs	—	3,565
Intangibles	24,203	—
Goodwill	41,022	—
Other assets	5,642	4,833

Total assets	$339,423	$341,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,617	$2,834
Accrued liabilities	12,226	6,362
Deferred revenue	11,100	7,031
Capital lease obligations	48	89
Due to related parties	4,280	6,915
Restructuring liability	6,873	—

Total current liabilities	40,144	23,231

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued and outstanding shares: 33,294 at June 30, 2002 and 33,154 at December 31, 2001	33	33
Additional paid-in capital	417,785	399,836
Deferred compensation and other costs	(21,314)	(25,939)
Accumulated deficit	(76,595)	(55,462)
Treasury stock	(20,630)	—

Total stockholders’ equity	299,279	318,468

Total liabilities and stockholders’ equity	$339,423	$341,699

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$7,283	$6,090	$11,596	$12,810
Cost of revenue	3,856	3,332	6,528	6,641

Gross profit	3,427	2,758	5,068	6,169
Operating expenses:
Research and development	1,999	1,867	3,399	3,936
Sales and marketing	3,598	4,245	6,371	8,591
General and administrative	1,862	1,557	3,054	3,026
Restructuring expenses	—	—	6,969	—
Acquisition expenses	—	—	3,033	—
Amortization of intangibles	610	—	610	—
Stock-based compensation	2,552	2,384	4,872	5,092

Total operating expenses	10,621	10,053	28,308	20,645

Loss from operations	(7,194)	(7,295)	(23,240)	(14,476)
Loss from joint ventures	(1,184)	(1,498)	(2,111)	(2,670)
Interest income, net	1,888	3,805	4,218	8,741

Net loss	$(6,490)	$(4,988)	$(21,133)	$(8,405)

Basic and diluted net loss per common share	$(0.20)	$(0.15)	$(0.65)	$(0.26)

Shares used to compute basic and diluted net loss per common share	32,635	32,799	32,765	32,695

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(3,892)	$1,361

INVESTING ACTIVITIES
Acquisition of property and equipment	(130)	(883)
Purchase of short term investments	(240,851)	(384,545)
Sale of short term investments	304,948	452,741
Acquisitions, net of cash acquired and investments in joint ventures	(41,145)	(1,602)

Net cash provided by investing activities	22,822	65,711

FINANCING ACTIVITIES
Proceeds from stock issuances	1,679	1,739
Stock repurchase	(20,630)	—
Payments on capital lease obligations and notes payable	(41)	(67)

Net cash (used in) provided by financing activities	(18,992)	1,672

Net (decrease) increase in cash and cash equivalents	(62)	68,744

Cash and cash equivalents at beginning of period	$87,483	$47,610

Cash and cash equivalents at end of period	$87,421	$116,354

Supplemental non-cash disclosures:
Accrual of stock issuance costs	$—	$2,958

Stock issued related to acquisitions	$15,197	$—

See accompanying notes to the condensed consolidated financial statements

NETRATINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    LITIGATION

Litigation

Jupiter Media Metrix

On May 7, 2002, NetRatings and Jupiter Media Metrix entered into a settlement agreement under which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it filed against NetRatings in March 2001 and NetRatings paid Jupiter Media Metrix $15 million in cash. In connection with the settlement, NetRatings also acquired from Jupiter Media Metrix its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,676,510, related patent applications and all patents issuing from such applications) and related materials and NetRatings granted to Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology in its domestic Internet audience measurement business until June 30, 2005 in exchange for license fees totaling $750,000, $1.5 million, $1.75 million and $1 million, payable in 2002, 2003, 2004 and 2005, respectively. The license to Jupiter Media Metrix is terminable by Jupiter Media Metrix or NetRatings under specified conditions. Jupiter Media Metrix has informed NetRatings that it intends to terminate its license from and royalty obligations to NetRatings. Accordingly, subject to Jupiter Media Metrix’ compliance with its obligations under its license agreement with NetRatings, substantially all of the future license fees under the agreement may not become payable to NetRatings.

Securities Class Action Complaint

A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of NetRatings common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, related to In re Initial Public Offerings Securities Litigation. The case is brought purportedly on behalf of all persons who purchased NetRatings’ common stock from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of its former officers or directors; and investment banking firms that served as underwriters for NetRatings’ initial public offering in December 1999. The Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of NetRatings’ stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of NetRatings’ stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of NetRatings’ stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the initial public offering. No specific damages are claimed.

NetRatings is aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. On July 15, 2002, NetRatings (as well as the other issuer defendants) filed a motion to dismiss the complaint. NetRatings believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. NetRatings’ management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings’ financial position. However, the litigation process is inherently uncertain, and an adverse outcome could materially affect NetRatings’ results of operations and financial position.

3.    COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net loss	$(6,490)	$(4,988)	$(21,133)	$(8,405)
Unrealized gain (loss) on short-term investments	1,004	(180)	(182)	556

Comprehensive loss	$(5,486)	$(5,168)	$(21,315)	$(7,849)

4.    NET LOSS PER SHARE OF COMMON STOCK

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(6,490)	$(4,988)	$(21,133)	$(8,405)
Weighted-average shares of common stock outstanding	32,661	32,920	32,797	32,839
Less: weighted-average shares subject to repurchase	26	121	32	144

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	32,635	32,799	32,765	32,695

Basic and diluted net loss per common share	$(0.20)	$(0.15)	$(0.65)	$(0.26)

5.    GOODWILL AND INTANGIBLE ASSETS, NET

As a result of the purchases and acquisitions, which occurred during the second quarter of 2002, NetRatings recorded $41.0 million in goodwill. In accordance with SFAS 142, NetRatings does not amortize the goodwill balance; however, the goodwill will now be subject to an annual impairment test. Also in connection with the purchases and acquisitions, NetRatings has recorded $24.8 million in specifically identifiable intangible assets. These assets are currently being amortized based on useful lives ranging from 1 to 13 years. The specifically identifiable intangible assets include core technologies, customer contracts, and patents and other assets.

The intangible assets have original estimated useful lives as follows: Core technologies—seven years; Customer contracts—two years; Patents and other—one to thirteen years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2002: $2.2 million; 2003: $3.2 million; 2004: $2.4 million; 2005: $1.7 million; and 2006: $1.5 million. See also Note 7—Acquisition.

	June 30, 2002 (In thousands)
	Gross carrying amount	Accumulated amortization	Net
Core technologies	$3,590	$(106)	$3,484
Customer contracts	2,100	(221)	1,879
Patents and other	19,123	(283)	18,840

	$24,813	$(610)	$24,203

The allocation of purchase price related to the aforementioned acquisitions is preliminary and does not reflect the fair value adjustments to their assets and liabilities, since those amounts have not been finalized and have been estimated at this time. The fair value of the assets and liabilities will be determined as of the date of the acquisition through independent appraisal. The accompanying table represents the estimated purchase price allocation:

	eRatings	All Other Acquisitions	Total
	(in thousands)
Cash paid	—	$37,339	$37,339
Stock issued	$9,079	6,118	15,197
Acquisition costs	1,819	3,474	5,293
Restructuring costs	2,073	1,751	3,824
Net liabilities assumed	1,410	2,772	4,182

Total Purchase Price	$14,381	$51,454	$65,835

Purchase Price Allocation
Intangibles	$2,700	$17,270	$19,970
Goodwill	11,681	34,184	45,865

Total Purchase Price	$14,381	$51,454	$65,835

6.    RESTRUCTURING

During the first quarter of 2002, NetRatings’ management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line, and consolidate space at its Milpitas facility. The restructuring plan has resulted in a reduction of 15% of NetRatings’ workforce. Accordingly, NetRatings recognized a restructuring charge of approximately $7.0 million during the first quarter of 2002. The restructuring plan involves the termination of 24 employees worldwide, 23 of which were terminated by the end of the first quarter. Positions were eliminated primarily in NetRatings’ executive management, engineering, and sales functions.

In connection with the acquisition of the AdRelevance division of Jupiter Media Metrix in April 2002 and the May 2002 acquisition of the @plan research product line of DoubleClick, Inc. and the 80.1% of ACNielsen eRatings.com that NetRatings did not already own, NetRatings capitalized, as acquisition related costs, an additional $3.8 million in restructuring liability during the second quarter. The restructuring plans involve the termination of 90 employees worldwide, 16 of which have been terminated during the second quarter of 2002. Positions were eliminated primarily in the executive management, engineering, and sales functions.

The following table summarizes activity associated with the restructuring plan as of June 30, 2002:

	Total Charges
	Q1	Q2	Paid	Non-Cash Charges	Accrual as of June 30, 2002
	(in thousands)
Employee severance benefits	$3,737	$2,675	$1,277	$1,019	$4,116
Costs incurred due to discontinuation of certain services and other expenses	1,551	—	870	—	681
Lease commitments and related write-down of property and equipment	1,681	1,149	111	643	2,076

Totals	$6,969	$3,824	$2,258	$1,662	$6,873

7.    ACQUISITIONS

On April 9, 2002, NetRatings acquired substantially all the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix, Inc. for $8.5 million in cash. The assets acquired include the AdRelevance suite of services and related patent applications, trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances. In connection with the purchase, NetRatings named Will Hodgman, the former President of the Jupiter Media Metrix Measurement Group, as Executive Vice President of Measurement Sciences.

On May 6, 2002, NetRatings acquired substantially all the assets related to DoubleClick Inc.’s @plan research product line for $18.5 million in cash and stock. The assets acquired include the @plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

On May 7, 2002, NetRatings acquired from ACNielsen Corporation the remaining 80.1% interest in ACNielsen eRatings.com that NetRatings did not already own for $9.6 million in common stock. In connection with this purchase, $1.5 million in associated acquisition costs have been capitalized. The acquisition-related costs include legal and travel expenses and NetRatings’ share of costs incurred by eRatings to reduce the number of countries in which eRatings reports Internet audience measurement services. In connection with this transaction, NetRatings also entered into a services agreement with ACNielsen pursuant to which ACNielsen will provide NetRatings with marketing, panel management and back-office services and personnel for a period of five years, and amended the operating agreement between NetRatings and Nielsen Media Research (an affiliate of ACNielsen) to provide that, in lieu of paying sales commissions to Nielsen Media Research, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings’ products and services.

The following pro forma summary of consolidated revenues, net loss and net loss per share for the six month period ended June 30, 2002 and the year ended December 31, 2001 assumes the eRatings acquisition occurred on January 1, 2002 and January 1, 2001, respectively. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of NetRatings’ financial results.

	Year ended December 31, 2001	Six month period ended June 30, 2002

	(in thousands, except per share data)
Revenue	$30,409	$11,344
Net loss	$(44,717)	$(24,961)
Net loss per share:
Basic and diluted	$(1.33)	$(0.74)
Shares used in the calculation of net loss per share:
Basic and diluted	33,613	33,514

Also on May 7, 2002, NetRatings acquired selected assets from Jupiter Media Metrix related to its European Internet audience measurement services for $2 million in cash.

See Note 5—Goodwill and Intangible Assets, net.

8.    SUBSEQUENT EVENTS

On August 9, 2002, NetRatings acquired a 52% controlling interest in NetValue, S.A., a publicly traded French company, through direct stock purchases from certain NetValue stockholders who in return received a combination of cash and shares of NetRatings common stock worth an aggregate of 2 euros per share of NetValue stock. On August 12, 2002, NetValue’s board was reconstituted to provide NetRatings with majority control of NetValue’s board, with Lennart Brag continuing to serve as chairman of NetValue. NetRatings intends to initiate shortly a tender offer to acquire the remaining outstanding shares of NetValue that it does not own already. In total, NetRatings expects to pay approximately 18.1 million euros, or $17.7 million based on recent exchange rates, for the acquisition of all the outstanding shares of NetValue inclusive of the 52% of the outstanding NetValue shares that NetRatings has already acquired.

9.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for the Company beginning in the fiscal year ended December 31, 2002, and the Company is currently evaluating the impact, if any, that the implementation of SFAS 144 will have on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors That May Affect Our Performance” and elsewhere in this Quarterly Report on Form 10-Q. The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this Report.

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

On April 9, 2002, we acquired substantially all the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix Inc. for $8.5 million in cash. The assets acquired include the AdRelevance suite of services and related patent applications, trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances. In connection with the purchase, we named Will Hodgman, the former President of the Jupiter Media Metrix Measurement Group, as Executive Vice President of Measurement Sciences.

On May 6, 2002, we acquired substantially all the assets related to DoubleClick’s @plan research product line for $18.5 million in cash and stock. The assets acquired include the @plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

On May 7, 2002, we acquired, from ACNielsen Corporation, the remaining 80.1% interest in ACNielsen eRatings.com that we did not already own for $9.6 million in stock. Separately on May 7, 2002, we acquired selected assets from Jupiter Media Metrix related to their European Internet audience measurement services for $2 million in cash allowing us to further expand our global customer base.

On May 7, 2002, we and Jupiter Media Metrix entered into a settlement agreement under which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it filed against us in March 2001 and as part of the settlement agreement, we paid Jupiter Media Metrix $15 million in cash. We also acquired from Jupiter Media Metrix its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,676,510, related patent applications and all patents issuing from such applications) and related materials and we granted to Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology in its domestic Internet audience measurement business until June 30, 2005 in exchange for license fees totaling $750,000, $1.5 million, $1.75 million and $1 million, payable in 2002, 2003, 2004 and 2005, respectively. The license to Jupiter Media Metrix is terminable by Jupiter Media Metrix or by us under specified conditions. Jupiter Media Metrix has informed us that it intends to terminate its license from and royalty obligations to us. Accordingly, subject to Jupiter Media Metrix’ compliance with its obligations under its license agreement with us, substantially all of the future license fees under the agreement may not become payable to us.

On August 9, 2002, we acquired a 52% interest in NetValue S.A., a French publicly traded company, through direct stock purchases from certain NetValue shareholders who in return received a combination of cash and shares of our common stock worth an aggregate of 2 euros per share of NetValue stock. On August 12, 2002, NetValue’s board was reconstituted to provide us with majority control with Lennart Brag continuing to serve as chairman of the board of directors. We intend to initiate shortly a tender offer to acquire the remaining outstanding shares of NetValue. In total, we expect to pay approximately 18.1 million euros, or $17.1 million based on recent exchange rates, for the acquisition of all the outstanding shares of NetValue, inclusive of the 52% of the outstanding NetValue shares that we already acquired.

The operating results of the acquired businesses are included in our operating results from the respective acquisition dates.

Results of Operations

	Second Quarter 2002	Second Quarter 2001	Year- To-Year Change	Six Month ended June 30, 2002	Six Month ended June 30, 2001	Year- To-Year Change
(amounts in thousands)
Revenue	$7,283	$6,090	20%	$11,596	$12,810	(9)%
Cost of revenue	3,856	3,332	(16)%	6,528	6,641	2%
Gross profit	3,427	2,758	24%	5,068	6,169	(18)%
Gross margin percentage	47%	45%		44%	48%
Research and development	1,999	1,867	(7)%	3,399	3,936	14%
Sales and marketing	3,598	4,245	15%	6,371	8,591	26%
General and administrative	1,862	1,557	(20)%	3,054	3,026	(1)%
Restructuring expense	—	—	—	6,969	—	(100)%
Acquisition related expense	—	—	—	3,033	—	(100)%
Amortization of intangibles	610	—	(100)%	610	—	(100)%
Stock-based compensation	2,552	2,384	(7)%	4,872	5,092	4%

Total operating expenses	10,621	10,053	(6)%	28,308	20,645	(37)%

Loss from operations	(7,194)	(7,295)	1%	(23,240)	(14,476)	(61)%
Loss on joint ventures	(1,184)	(1,498)	21%	(2,111)	(2,670)	21%
Interest income, net	1,888	3,805	(50)%	4,218	8,741	(52)%

Net loss	$(6,490)	$(4,988)	(30)%	$(21,133)	$(8,405)	(151)%

Basic and diluted net loss per common share	$(0.20)	$(0.15)	(31)%	$(0.65)	$(0.26)	(151)%

Shares used to compute basic and diluted net loss per common share	32,635	32,799		32,765	32,695

Revenue

We generate revenue from the sale of our Internet audience measurement products and services. We primarily sell these services pursuant to one-year subscription agreements and bill our customers in advance, typically on an annual or quarterly basis. We also derive a portion of our revenue from our joint venture partners. With an annualized contract value of $28.3 million, sales of our information and analytical products and services accounted for substantially all of the revenue for each period.

Revenue increased 20% to $7.3 million for the three-month period ended June 30, 2002, compared to $6.1 million for the corresponding period in 2001. The increase was due to the acquisitions of AdRelevance, @plan, and eRatings. For the three-month period ended June 30, 2002, we had a 69% renewal rate as compared to 47% in the corresponding period in 2001. The increase in our renewal rate was primarily due to the stabilization of the internet segment following the prior year’s dot.com fall out. During the three-month period ended June 30, 2002 and 2001, no customer accounted for more than 10% of our revenue.

Revenue decreased 9% to $11.6 million for the six month period ended June 30, 2002, compared to $12.8 million for the corresponding period in 2001. The decrease was primarily due to the decline in contract sales resulting from the continued slowing economy, offset slightly by the second quarter acquisitions of AdRelevance, @plan, and eRatings. The decrease also reflects the decrease in amortization of deferred revenue associated with our customer subscriptions in accordance with our revenue policy. During the six-month period ended June 30, 2002 and 2001, no customer accounted for more than 10% of our revenue.

We anticipate that our revenue will increase in future quarters in part due to our acquisitions of the AdRelevance business, the @plan business, the eRatings business, and the international measurement contracts we acquired from Jupiter Media Metrix and related contracts and deferred revenue balances. Over 750 customers worldwide subscribed to the Nielsen//NetRatings service as of June 30, 2002.

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

Cost of revenue increased 16% to $3.9 million, or 53% of revenue, for the three-month period ended June 30, 2002 from $3.3 million, or 55% of revenue, for the corresponding period in 2001. Cost of revenue increased due to the expansion of our data center as a result of the acquisition of AdRelevance, the addition of expenses related to the Gallup surveys associated with the @plan acquisition, and the addition of international panel expenses related to the acquisition of eRatings. The increase was offset by a reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse as well as a reduction in panel fees associated with both the U.S. home and business panel as recruiting efforts decreased and the panels entered into maintenance cycles.

Cost of revenue decreased 2% to $6.5 million, or 56% of revenue, for the six month period ended June 30, 2002, compared to $6.6 million, or 52% of revenue, for the corresponding period in 2001. Cost of revenue decreased due primarily to the reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse as well as a reduction in panel fees associated with both the U.S. home and business panel as recruiting efforts decreased and the panels entered into maintenance cycles. The decrease was partially offset by cost of revenue increases associated with our acquisitions including the expansion of our data center as a result of the acquisition of AdRelevance, the addition of expenses related to Gallup survey associated with the @plan acquisition, and the addition of international panel expenses related to the acquisition of eRatings.

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

Research and development expenses increased 7%, on an absolute basis, to $2.0 million, or 27% of revenue, for the three-month period ended June 30, 2002 compared to $1.9 million, or 31% of revenue, for the corresponding period in 2001. The increase was primarily due to an increase in salary-related expenses resulting from the acquisition of AdRelevance and eRatings personnel. The increase was offset by the reduction in workforce, which occurred during the first quarter of 2002. Sales and marketing expenses decreased 15% to $3.6 million, or 49% of revenue, for the three- month period ended June 30, 2002 compared to $4.2 million, or 70% of revenue, for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a reduction in public relations and trade show expenses as well as a decrease in commissions paid to sales personnel associated with the decrease in customer contracts and a full quarter’s impact of the reduction in workforce which occurred during the first quarter of 2002. The decrease was slightly offset by additional personnel costs associated with the acquisition of AdRelevance, @plan, and eRatings. General and administrative expenses increased 20%, on an absolute basis, to $1.9 million, or 26% of revenue, for the three-month period ended June 30, 2002, compared to $1.6 million, or 26% of revenue, for the corresponding period in 2001. The increase was primarily related to an increase in additional personnel costs associated with the acquisition of AdRelevance, @plan, and eRatings.

Research and development expenses decreased 14% to $3.4 million, or 29% of revenue, for the six month period ended June 30, 2002, compared to $3.9 million, or 31% of revenue, for the corresponding period in 2001. The decrease was primarily due to the reduction in workforce, which occurred during the first quarter of 2002. The decrease was slightly offset by the increased research and development personnel and associated payroll expenses resulting from the second quarter acquisitions of AdRelevance and eRatings. Sales and marketing expenses decreased 26% to $6.4 million, or 55% of revenue, for the six month period ended June 30, 2002, compared to $8.6 million, or 67% of revenue, for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a reduction in public relations and trade show expenses as well as a decrease in commissions paid to sales personnel associated with the decrease in customer contracts and a full quarter’s impact of the reduction in workforce which occurred during the first quarter of 2002. The decrease was slightly offset by the increased sales and marketing personnel and associated payroll expenses resulting from the second quarter acquisitions of AdRelevance, @plan, and eRatings. General and administrative expenses increased 1% to $3.1 million, or 26% of revenue, for the six month period ended June 30, 2002, compared to $3.0 million, or 24% of revenue, for the corresponding period in 2001. The increase was primarily related to an increase in additional personnel costs associated with the acquisition of AdRelevance, @plan, and eRatings.

We anticipate our operating expenses, excluding the one-time charges for restructuring expenses and acquisition costs, will increase in future quarters as a result of the full impact on future quarters of expenses related to the business operations acquired during the quarter ending June 30, 2002.

During the second quarter, we recognized amortization of intangible expenses of $0.6 million, or 8% of revenue, for the three-month period ended June 30, 2002 resulting from the amortization of the specifically identified intangibles associated with the acquisition of AdRelevance, @plan, and eRatings, and the settlement of the Jupiter Media Metrix patent infringement lawsuit. There was no corresponding amortization in 2001. Stock-based compensation expenses increased 7%, on an absolute basis, to $2.6 million, or 35% of revenue, for the three-month period ended June 30, 2002 compared to $2.4 million, or 39% of revenue, for the corresponding period in 2001. The increase in absolute dollars was due to expenses associated with the acceleration of vesting for the retiring chairman of the board.

During the six month period ended June 30, 2002, we recognized restructuring expenses of $7.0 million, or 60% of revenue, which were recorded during the first quarter of 2002, with no corresponding restructuring expense recorded during 2001. See Footnote 6 for further information on restructuring expenses. Acquisition-related expenses of $3.0 million, or 26% of revenue, for the six-month period ended June 30, 2002 were recorded during the first quarter of 2002 with no corresponding restructuring expense recorded during 2001. These expenses related to the terminated merger between NetRatings and Jupiter Media Metrix. Amortization of intangible expenses of $0.6 million, or 5% of revenue, for the six month period ended June 30, 2002 resulted from the amortization of the specifically identified intangibles associated with the acquisition of AdRelevance, @plan, and eRatings, and the settlement of the Jupiter Media Metrix patent infringement lawsuit. There was no corresponding amortization in 2001. Stock-based compensation expenses decreased 4% to $4.9 million, or 42% of revenue, for the six month period ended June 30, 2002, compared to $5.1 million, or 40% of revenue, for the corresponding period in 2001. The decrease was primarily due to the scheduled amortization of our stock-based compensation costs, offset slightly by the expenses associated with the acceleration of vesting for the retiring chairman of the board.

Loss From Joint Ventures

Loss from joint ventures decreased 21% to $1.2 million, or 16% of revenue, for the three-month period ended June 30, 2002, compared to $1.5 million, or 25% of revenue, for the corresponding period in 2001. Loss from joint ventures decreased 21% to $2.1 million, or 18% of revenue, for the six-month period ended June 30, 2002, compared to $2.7 million, or 21% of revenue, for the corresponding period in 2001. The decrease was primarily due to the reduction in eRatings net loss resulting from a 50% reduction in the number of countries in which the Nielsen//NetRatings service is offered when compared to the corresponding period in 2001. The purchase of eRatings furthered decreased the loss from joint ventures, as the loss is included in the Condensed Consolidated Statement of Operations for the three and six-month period ended June 30, 2002.

Interest Income, Net

Interest income, net, decreased 50% to $1.9 million for the three-month period ended June 30, 2002 compared to $3.8 million for the corresponding period in 2001. Interest income, net, decreased 52% to $4.2 million for the six-month period ended June 30, 2002, compared to $8.7 million for the corresponding period in 2001. The decrease reflects an overall reduction in interest rates compared to the corresponding period in 2001. Further contributing to the decrease was an overall reduction in the cash and cash equivalents balances during the second quarter resulting from the acquisitions of AdRelevance, @plan, and selected international assets of Jupiter Media Metrix and related transaction costs as well as the settlement of the Jupiter Media Metrix patent infringement lawsuit. See Item 3. Quantitative and Qualitative Disclosures About Market Risk. We anticipate interest income to continue to decline as the current market conditions prevail.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents and short-term investments totaled $254.5 million. Net cash used in operating activities totaled $3.9 million for the six-month period ended June 30, 2002, primarily due to the continued decrease in interest income furthered slightly by the funding of operations both domestically and internationally. Operating activities provided cash of $1.4 million for the corresponding period in 2001, primarily due to interest income earned on cash and cash equivalents and short-term investments. We anticipate that cash used in operating activities will increase in future periods due to the additional operating expenses associated with the production of the AdRelevance, @plan, and eRatings services.

Net cash provided by investing activities was $22.8 million for the six-month period ended June 30, 2002. Sales of marketable securities and other investments during the period, net of proceeds and maturities, were $64.1 million, offset by acquisition and related expenditures of $41.1 million related to the acquisitions of AdRelevance, @plan, select assets from Jupiter Media Metrix related to their European Internet audience measurement services, the settlement of the Jupiter Media Metrix patent infringement lawsuit, and eRatings transaction costs. During the corresponding period in 2001, cash provided by investing activities was $65.7 million, primarily due to net sales of short-term investments of $68.2 million. Although we had no material capital expenditure commitments as of June 30, 2002, we anticipate that capital expenditures will increase during the remainder of 2002 as we implement our disaster recovery data center. We anticipate cash provided by investing activities to be further reduced by our continued investments in joint ventures and other potential strategic investments including approximately $10.0 million in connection with the purchase of NetValue and associated transaction costs.

Net cash used in financing activities totaled $19.0 million for the six-month period ended June 30, 2002. This was primarily related to $20.6 million used to repurchase 1.5 million shares of common stock from two executive officers, offset by the exercise of options, totaling $1.7 million. Net cash provided by financing activities totaled $1.7 million in the six-month period ended June 30, 2001 primarily related to the exercise of options and the purchase of stock through the employee stock purchase plan, offset by payments on our capital lease obligations. We anticipate cash provided by financing activities will increase during the next quarter due to proceeds related to the exercise of options and the employee stock purchase plan.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million, for the year ended December 31, 2001, and $21.1 million for the six-month period ended June 30, 2002, and as of June 30, 2002, our accumulated deficit was $76.6 million. We intend to continue to make significant expenditures related to panel maintenance and operations, restructuring and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

Due to our limited operating history and the evolving nature of the market in which we compete, our future revenue is difficult to forecast. Further, our expense levels are based largely on our investment plans and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet expectations.

Factors that may cause fluctuations in our revenues or operating results on a quarterly basis include the following, some of which are beyond our control:

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

WE MAY BE UNABLE TO OBTAIN COMPLETE OWNERSHIP OF OUR RECENTLY-ACQUIRED MAJORITY-OWNED SUBSIDIARY, NETVALUE, S.A., WHICH COULD HAMPER OUR ABILITY TO MANAGE THE NETVALUE BUSINESS AND MATERIALLY ADVERSELY AFFECT OUR OWN BUSINESS AND FINANCIAL POSITION

On August 9, 2002, we acquired a 52% controlling interest in NetValue, S.A., a publicly traded French company listed on the Nouveau Marché of Euronext Paris S.A. We intend to commence shortly a tender offer to acquire all of the outstanding shares of NetValue that we do not already own. In France, a simple majority ownership position is not, however, sufficient to ensure the complete acquisition of a company, as may occur in the United States through the use of a merger structure. French law provides a mechanism for obtaining complete control of a company but only if we acquire 95% or greater of NetValue’s outstanding stock. Should we not be able to reach the 95% ownership threshold in NetValue, or if the complete acquisition of NetValue were delayed, we would continue to have special duties with respect to the minority stockholders of NetValue and, in conjunction with French regulations, our ability to make decisions regarding the NetValue business may be restricted. This could result in NetValue continuing as a separate entity and competing with us in France and other countries in Europe, as well as us potentially having to fund continuing losses by NetValue and thus preventing or delaying the realization of some of the anticipated synergies of the acquisition.

Even if we acquire over 95% of the outstanding stock of NetValue, we will still face challenges inherent in any acquisition, such as the integration of products and personnel and offices across Europe. Thus, should we be unable to own 95% or more of NetValue or should we reach 95% or greater ownership of NetValue but be unsuccessful in effectively integrating NetValue’s operations with our own, our international business as well as our general financial position may be materially adversely affected.

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

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT’S ATTENTION AND RESOURCES

Through our acquisition of eRatings, selected international assets of Jupiter Media Metrix, and majority control of NetValue, we have acquired control of audience measurement data operations in countries that we have previously served only through our minority interest in eRatings. Our international markets will require significant management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate.

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

Meeting these challenges may be difficult given the circumstances we face at the present time. The operations of eRatings that we have acquired are not supported by an existing independent eRatings infrastructure. Historically, most of the back office services and employees and facilities required by eRatings have been made available to it by ACNielsen under various intercompany service agreements and arrangements. Although ACNielsen no longer owns a direct equity interest in eRatings, ACNielsen has agreed to grant NetRatings a license to use ACNielsen’s proprietary audience sampling methodology and the “Nielsen” trademark outside of North America in the Internet audience measurement business, and has entered into a services agreement to provide eRatings, for a period of five years beginning in May 2002, with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services currently provided to eRatings by ACNielsen. Accordingly, for a significant period of time we expect that the eRatings business will be substantially dependent upon these arrangements with ACNielsen for its infrastructure, for the continued maintenance of its Internet audience measurement panels and otherwise for the operation of its business. We intend to build our own independent international infrastructure over the next five years; however, there can be no assurance that we will be successful in doing so. Although ACNielsen may agree to extend the five-year term of the arrangements, there can be no assurance that it would choose to do so. Finally, we will be required to address these challenges while at the same time integrating the operations of NetRatings and eRatings, both overseas and in the United States, and shutting down certain operations of eRatings.

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

During 2001, the western United States (and California in particular) experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities were subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. In addition, due to these power supply shortages, we may be subject to significantly greater power costs which may adversely affect our financial results.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. We have applied for a U.S. and foreign patents with respect to our BannerTrack advertising tracking technology and have recently acquired several patents and related patent applications from Jupiter Media Metrix related to our core products. We have also applied to register the NetRatings, NetRatings Insight, NetRatings Online Observer, BannerTrack and CommerceTrack trademarks in the United States and have purchased additional trademarks through our acquisitions of the AdRelevance and @Plan assets and have received notice of registration for NetRatings and NetRatings Online Observer. We have undertaken only limited actions to protect our trademarks, servicemarks or tradenames outside of the United States and we have not registered any of our copyrights. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT WOULD BE COSTLY TO RESOLVE OR MAY REQUIRE US TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS

Third parties may, from time to time, assert claims that we have infringed upon their proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Such claims could adversely affect our reputation and the value of our own proprietary rights. From time to time we have been, and we expect to continue to be, subject to such claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties. Protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

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

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES TO INCREASE AND IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, we had cash and cash equivalents and short-term investments of $254.5 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of December 31, 2001, our investments had a weighted-average time to maturity of approximately 230 days.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Jupiter Media Metrix

On May 7, 2002, NetRatings and Jupiter Media Metrix entered into a settlement agreement under which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it filed against us in March 2001 and we paid Jupiter Media Metrix $15 million in cash. We also acquired from Jupiter Media Metrix its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,676,510, related patent applications and all patents issuing from such applications) and related materials and we granted to Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology in its domestic Internet audience measurement business until June 30, 2005 in exchange for license fees totaling $750,000, $1.5 million, $1.75 million and $1 million, payable in 2002, 2003, 2004 and 2005, respectively. The license to Jupiter Media Metrix is terminable by Jupiter Media Metrix or us under specified conditions. Jupiter Media Metrix has informed us that it intends to terminate its license from and royalty obligations to us. Accordingly, subject to Jupiter Media Metrix’ compliance with its obligations under its license agreement with NetRatings, substantially all of the future license fees under the agreement may not become payable to NetRatings.

Securities Class Action Complaint

A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, related to In re Initial Public Offerings Securities Litigation. The case is brought purportedly on behalf of all persons who purchased the Companys’ common stock from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of our former officers or directors; and investment banking firms that served as underwriters for our initial public offering in December 1999. The Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. We believe that the claims against us and our officers and directors are without merit and intend to defend them vigorously. Our management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On May 6, 2002, we issued 503,048 shares of unregistered common stock to DoubleClick, Inc., in addition to paying $12 million in cash, as consideration for our acquisition of DoubleClick’s @Plan research product line. The value of the shares issued in the transaction, based on the exchange formula provided in the purchase agreement, was approximately $6.5 million. The registration statement on Form S-3 that we filed with respect to the shares held by DoubleClick was declared effective by the Securities and Exchange Commission on July 19, 2002.

On May 7, 2002, we issued 749,341 shares of unregistered common stock to ACNielsen Corporation in connection with our acquisition from ACNielsen of the 80.1% of ACNielsen eRatings.com that we did not already own. The value of the shares issued in the transaction, based on the exchange formula provided in the purchase agreement, was approximately $9.6 million.

The shares issued to DoubleClick and ACNielsen were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors D. Scott Mercer (29,784,315 affirmative votes and 203,611 withheld), James J. Geddes, Jr. (29,784,915 affirmative votes and 203,011 withheld), David H. Harkness (29,643,532 affirmative votes and 344,394 withheld), Michael P. Connors (29,175,290 affirmative votes and 812,636 withheld), Thomas A. Mastrelli (29,643,532 affirmative votes and 344,394 withheld), Arthur F. Kingsbury (29,784,715 affirmative votes and 203,211 withheld), Jeffrey Epstein (29,643,431 affirmative votes and 344,495 withheld), John A. Dimling (29,664,832 affirmative votes and 323,094 withheld) and William Pulver (29,664,832 affirmative votes and 323,094 withheld).

The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2002 (with 29,911,246 shares voting for, 76,680 against, and 0 shares abstaining).

ITEM 5.    OTHER INFORMATION

On August 9, 2002, we acquired a 52% controlling interest in NetValue, S.A., a publicly traded French company, through direct stock purchases from certain NetValue stockholders who in return received a combination of cash and shares of our common stock worth an aggregate of 2 euros per share of NetValue stock. We consequently issued an aggregate of 266,148 unregistered shares of common stock to certain NetValue stockholders. In connection with the transaction, we entered into a share purchase agreement and registration rights agreement with the certain NetValue stockholders, which are filed with this quarterly report on Form 10-Q as exhibits 2.10 and 4.5, respectively. We also entered into an agreement with NetValue directly that governs the treatment of outstanding NetValue options and warrants to purchase NetValue stock which is filed herewith as exhibit 2.11. In addition, we amended our Second Restated Rights Agreement originally dated as of September 22, 1999 to permit us to enter into the registration rights agreement with the certain stockholders of NetValue and this Third Addendum to the Second Restated Rights Agreement is filed herewith as exhibit 4.4.

On August 12, 2002, NetValue’s board was reconstituted to provide us with majority control of NetValue’s board, with
Lennart Brag continuing to serve as chairman of NetValue. We intend to initiate shortly a tender offer to acquire the remaining outstanding shares of NetValue that we do not own already. In total, we expect to pay approximately 18.1 million euros, or $17.7 million based on recent exchange rates, for the acquisition of all shares of NetValue, inclusive of the 52% of NetValue that we already acquired.

Under the SEC rules for Item 7 of current reports on Form 8-K, we are required to file certain pro forma financial information that reflects the combined operations of NetValue and NetRatings, as well as the historical audited financial statements of NetValue. We intend to file both such pro forma financial information and the NetValue historical audited financial statements in a current report on Form 8-K that shall be filed no later than October 21, 2002, which is the first business day following the seventy-fifth calendar day after August 5, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Exhibit
2.10	Share Purchase Agreement with certain stockholders of NetValue, S.A., dated as of August 5, 2002.

2.11	Agreement with NetValue, S.A., a French stock corporation (société anonyme), dated as of August 5, 2002.

4.4	Third Amendment to the Second Restated Rights Agreement, dated as of August 5, 2002.

4.5	Registration Rights Agreement with certain stockholders of NetValue, S.A., dated as of August 5, 2002.

10.40	Employment offer letter with Todd Sloan dated February 28, 2002.

10.41	Executive Employment Agreement with William Hodgman dated April 9, 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On May 16, 2002, we filed a report on Form 8-K pursuant to Item 5 of such form, regarding our announcement of a reduction in our previously announced first quarter loss due to acquisition-related subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

NETRATINGS, INC.

By:	/s/ TODD SLOAN
Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

By:	/s/ WILLIAM PULVER
William Pulver President, Chief Executive Officer and Director