Form 10-Q
period 2002-09-30
NETRATINGS INC
filed 2002-11-15
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

The number of shares of the Registrant’s Common Stock outstanding as of November 7, 2002, was 33,611,594.

NETRATINGS, INC.

FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,643	$87,483
Short-term investments	156,790	235,080
Accounts receivable, net	10,625	4,371
Due from related parties	2,364	2,877
Prepaid expenses and other current assets	3,795	1,088

Total current assets	267,217	330,899
Property and equipment, net	4,525	2,402
Deferred acquisition costs	—	3,565
Intangibles	25,797	—
Goodwill	49,828	—
Other assets	5,882	4,833

Total assets	$353,249	$341,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,723	$2,834
Accrued liabilities	19,617	6,362
Deferred revenue	12,214	7,031
Capital lease obligations	—	89
Due to related parties	5,300	6,915
Restructuring liability	8,217	—

Total current liabilities	49,071	23,231

Minority Interest:	6,247	—

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares 33,608 and outstanding shares 32,108 at September 30, 2002; issued and outstanding shares 33,154 at December 31, 2001	34	33
Additional paid-in capital	420,129	399,836
Deferred compensation and other costs	(19,031)	(25,939)
Accumulated deficit	(82,571)	(55,462)
Treasury stock	(20,630)	—

Total stockholders’ equity	297,931	318,468

Total liabilities and stockholders’ equity	$353,249	$341,699

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$8,698	$5,582	$20,294	$18,393
Cost of revenue	4,659	3,441	11,187	10,083

Gross profit	4,039	2,141	9,107	8,310
Operating expenses:
Research and development	2,727	1,723	6,126	5,659
Sales and marketing	4,081	3,358	10,452	11,950
General and administrative	1,583	1,486	4,637	4,512
Restructuring expenses	—	—	6,969	—
Acquisition expenses	—	—	3,033	—
Amortization of intangibles	806	—	1,416	—
Stock-based compensation	2,281	2,476	7,153	7,568

Total operating expenses	11,478	9,043	39,786	29,689

Loss from operations	(7,439)	(6,902)	(30,679)	(21,379)
Loss from joint ventures	(266)	(1,665)	(2,377)	(4,334)
Interest income, net	1,690	3,815	5,908	12,556

Net loss before minority interest	(6,015)	(4,752)	(27,148)	(13,157)

Minority interest	39	—	39	—

Net loss	$(5,976)	$(4,752)	$(27,109)	$(13,157)

Basic and diluted net loss per common share	$(0.18)	$(0.14)	$(0.82)	$(0.40)

Shares used to compute basic and diluted net loss per common share	33,468	32,972	33,022	32,784

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(5,373)	$1,445

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,941)	(1,252)
Purchase of short term investments	(320,546)	(552,632)
Sale of short term investments	394,373	581,719
Acquisitions, net of cash acquired and investments in joint ventures	(41,576)	(1,755)

Net cash provided by investing activities	30,310	26,080

FINANCING ACTIVITIES
Proceeds from stock issuances	1,942	2,165
Stock repurchase	(20,630)	—
Payments on capital lease obligations and notes payable	(89)	(114)

Net cash (used in) provided by financing activities	(18,777)	2,051

Net increase in cash and cash equivalents	6,160	29,576

Cash and cash equivalents at beginning of period	$87,483	$47,610

Cash and cash equivalents at end of period	$93,643	$77,186

Supplemental non-cash disclosures:
Accrual of stock issuance costs	$—	$2,965

Stock issued related to acquisitions	$16,760	$—

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NetRatings is aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. On July 15, 2002, NetRatings (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. NetRatings believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. NetRatings’ management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings’ financial position. However, the litigation process is inherently uncertain, and an adverse outcome could materially affect NetRatings’ results of operations and financial position.

3.    COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net loss	$(5,976)	$(4,752)	$(27,109)	$(13,157)
Accumulated translation adjustment	63		63
Unrealized gain on short-term investments	456	958	274	1,514

Comprehensive loss	$(5,457)	$(3,794)	$(26,772)	$(11,643)

4.    NET LOSS PER SHARE OF COMMON STOCK

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(5,976)	$(4,752)	$(27,109)	$(13,157)
Weighted-average shares of common stock outstanding	33,468	33,053	33,054	32,907
Less: weighted-average shares subject to repurchase	—	81	32	123

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	33,468	32,972	33,022	32,784

Basic and diluted net loss per common share	$(0.18)	$(0.14)	$(0.82)	$(0.40)

5.    GOODWILL AND INTANGIBLE ASSETS, NET

As a result of the purchases and acquisitions which occurred during the second and third quarters of 2002, NetRatings recorded $49.8 million in goodwill. In accordance with SFAS 142, NetRatings does not amortize the goodwill balance; however, the goodwill will now be subject to an annual impairment test. Also in connection with the purchases and acquisitions, NetRatings has recorded $27.2 million in specifically identifiable intangible assets. These assets are currently being amortized based on useful lives ranging from 1 to 13 years. The specifically identifiable intangible assets include core technologies, customer contracts, and patents and other assets.

The intangible assets have original estimated useful lives as follows: Core technologies—seven years; Customer contracts—two years; Patents and other—one to thirteen years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2002: $2.4 million; 2003: $3.8 million; 2004: $2.9 million; 2005: $2.0 million; and 2006: $1.7 million. See also Note 7—Acquisitions.

	September 30, 2002
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Core technologies	$4,960	$(235)	$4,725
Customer contracts	2,530	(483)	2,047
Patents and other	19,723	(698)	19,025

	$27,213	$(1,416)	$25,797

6.    RESTRUCTURING

During the first quarter of 2002, NetRatings’ management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line, and consolidate space at its Milpitas facility. The restructuring plan has resulted in a reduction of 15% of NetRatings’ workforce. Accordingly, NetRatings recognized a restructuring charge of approximately $7.0 million during the first quarter of 2002. The restructuring plan involves the termination of 24 employees worldwide, all of which have been terminated. Positions were eliminated primarily in NetRatings’ executive management, engineering, and sales functions.

In connection with the acquisition of the AdRelevance division of Jupiter Media Metrix in April 2002, the May 2002 acquisition of the @plan research product line of DoubleClick, Inc., the 80.1% of ACNielsen eRatings.com that NetRatings did not already own, and the August acquisition of 52% of NetValue SA, NetRatings capitalized, as acquisition related costs, an additional $6.8 million in restructuring liability. The restructuring plans involve the termination of 133 employees worldwide, 66 of which have been terminated for the nine-month period ended September 30, 2002. Positions were eliminated primarily in the executive management, general and administration, engineering, and sales functions.

The following table summarizes activity associated with the restructuring plan as of September 30, 2002:

	Restructuring Charge	Acquisition Related Restructuring Liabilities		Paid	Non-Cash Charges	Accrual as of September 30, 2002
	Q1	Q2	Q3
Employee severance benefits	$3,737	$2,675	$1,600	$(2,698)	$(1,019)	$4,295
Costs incurred due to discontinuation of certain services and other expenses	1,551	—	693	(876)	—	1,368
Lease commitments and related write-down of property and equipment	1,681	1,149	707	(340)	(643)	2,554

Totals	$6,969	$3,824	$3,000	$(3,914)	$(1,662)	$8,217

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

On August 5, 2002, NetRatings announced the acquisition of 52% of NetValue’s outstanding common stock which was completed on August 9, 2002 through direct purchases from certain NetValue stockholders. NetValue is a French company traded on the “Nouveau Marche” of the Euronext Paris exchange whose business is focused in the international Internet media and market research industries. In exchange for 52% of NetValue’s outstanding common stock, NetRatings paid $7.1 million in cash and issued 266,000 shares of NetRatings’ common stock to certain NetValue common stockholders. See Note 8—Subsequent Events for further detail regarding the NetValue transaction.

The following pro forma summary of consolidated revenues, net loss and net loss per share for the nine-month period ended September 30, 2002 and the year ended December 31, 2001 assumes the eRatings and NetValue acquisitions occurred on January 1, 2002 and January 1, 2001, respectively. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of NetRatings’ financial results.

	Three months ended September 30, 2002	Nine months ended September 30, 2002	Year ended December 31, 2001
	(in thousands, except per share data)
Revenue	$11,086	$24,748	$36,334
Net loss	(9,416)	$(33,233)	$(54,138)
Net loss per share:
Basic and diluted	$(0.27)	$(0.99)	$(1.60)
Shares used in the calculation of net loss per share:
Basic and diluted	33,592	33,595	33,879

NetRatings is accounting for its acquisitions under the purchase method as of the date of acquisition. The allocation of purchase price related to the aforementioned acquisitions is preliminary and reflects estimated fair value adjustments to their assets and liabilities, since those amounts have not been finalized. The fair value of the assets and liabilities will be determined as of the date of the acquisition through independent appraisal. The accompanying table represents the estimated purchase price allocation:

	eRatings	NetValue	All Other Acquisitions	Total
	(in thousands)
Cash paid	$—	$7,090	$37,308	$44,398
Stock issued	9,079	1,563	6,118	16,760
Acquisition costs	1,784	2,250	3,474	7,508
Restructuring costs	2,073	3,000	1,751	6,824
Minority Interest	—	6,201	—	6,201
Net (assets) liabilities assumed	1,410	(8,833)	2,772	(4,651)

Total Purchase Price	$14,346	$11,271	$51,423	$77,040

Purchase Price Allocation
Intangibles	$2,700	$2,400	$22,112	$27,212
Goodwill	11,646	8,871	29,311	49,828

Total Purchase Price	$14,346	$11,271	$51,423	$77,040

See Note 5—Goodwill and Intangible Assets, net.

8.  SUBSEQUENT EVENTS

On October 7, 2002, NetRatings commenced a simplified all-cash take-over bid to acquire the outstanding shares of NetValue that NetRatings did not already own for a price of 2 Euros per NetValue share. On November 4, 2002, the Conseil des Marches Financier, Paris France, issued a statement announcing that NetRatings had acquired 2,858,000 shares of NetValue in the simplified all-cash take-over bid, which ended on October 28, 2002. The acquisition on August 9, 2002, combined with open market purchases for cash and the shares acquired in the simplified all-cash take-over bid, resulted in NetRatings owning 8,011,000 shares of NetValue representing approximately 86% of the capital and 87.5% of the voting rights of NetValue.

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

On May 7, 2002, we acquired, from ACNielsen Corporation, the remaining 80.1% interest in ACNielsen eRatings.com that we did not already own for $9.6 million in stock. Separately on May 7, 2002, we acquired selected assets from Jupiter Media Metrix related to their European Internet audience measurement services for $2 million in cash, allowing us to further expand our global customer base.

On May 7, 2002, we and Jupiter Media Metrix entered into a settlement agreement under which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it filed against us in March 2001. As part of the settlement agreement, we paid Jupiter Media Metrix $15 million in cash. We also acquired from Jupiter Media Metrix its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,676,510, related patent applications and all patents issuing from such applications) and related materials, and we granted to Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology until June 30, 2005 in exchange for license fees totaling $750,000, $1.5 million, $1.75 million and $1 million, payable in 2002, 2003, 2004 and 2005, respectively. However, the license to Jupiter Media Metrix was terminable by Jupiter Media Metrix or by us under specified conditions and Jupiter Media Metrix terminated its license from and royalty obligations to us. Accordingly, subject to Jupiter Media Metrix’ compliance with its obligations under its license agreement with us, substantially all of the future license fees under the agreement may not become payable to us.

On August 5, 2002, we announced the acquisition of 52% of NetValue’s outstanding common stock which was completed on August 9, 2002 through direct purchases from certain NetValue stockholders. NetValue is a French company traded on the “Nouveau Marche” of the Euronext Paris exchange whose business is focused in the international Internet media and market research industries. In exchange for 52% of NetValue’s outstanding common stock, we paid $7.1 million in cash and issued 266,000 shares of our common stock to certain NetValue common stockholders. On October 7, 2002, we commenced a simplified all-cash take-over bid to acquire the outstanding shares of NetValue that we did not already own for a price of 2 Euros per NetValue share. On November 4, 2002, the Conseil des Marches Financier, Paris France, issued a statement announcing that we had acquired 2,858,000 shares of NetValue in the simplified all-cash take-over bid, which ended on October 28, 2002. The acquisition on August 9, 2002, combined with open market purchases for cash and the shares acquired in the simplified all-cash take-over bid, resulted in our owning 8,011,000 shares of NetValue representing approximately 86% of the capital and 87.5% of the voting rights of NetValue.

The operating results of the acquired businesses are included in our operating results from the respective acquisition dates.

Results of Operations

	Third Quarter 2002	Third Quarter 2001	Year-To-Year Change	Nine Months ended September 30, 2002	Nine Months ended September 30, 2001	Year-To-Year Change
	(amounts in thousands, excluding percentages and per share data)
Revenue	$8,698	$5,582	56%	$20,294	$18,393	10%
Cost of revenue	4,659	3,441	35%	11,187	10,083	11%

Gross profit	4,039	2,141	89%	9,107	8,310	10%
Gross margin percentage	46%	38%		45%	45%
Research and development	2,727	1,723	58%	6,126	5,659	8%
Sales and marketing	4,081	3,358	22%	10,452	11,950	(13)%
General and administrative	1,583	1,486	7%	4,637	4,512	3%
Restructuring expense	—	—	—	6,969	—	N/A
Acquisition related expense	—	—	—	3,033	—	N/A
Amortization of intangibles	806	—	N/A	1,416	—	N/A
Stock-based compensation	2,281	2,476	(8)%	7,153	7,568	(5)%

Total operating expenses	11,478	9,043	27%	39,786	29,689	34%

Loss from operations	(7,439)	(6,902)	8%	(30,679)	(21,379)	44%
Loss on joint ventures	(266)	(1,665)	(84)%	(2,377)	(4,334)	(45)%
Interest income, net	1,690	3,815	(56)%	5,908	12,556	(53)%
Minority Interest	39	—	N/A	39	—	N/A

Net loss	$(5,976)	$(4,752)	26%	$(27,109)	$(13,157)	106%

Basic and diluted net loss per common share	$(0.18)	$(0.14)	29%	$(0.82)	$(0.40)	105%

Shares used to compute basic and diluted net loss per common share	33,468	32,972		33,022	32,784

Revenue

We generate revenue from the sale of our Internet audience measurement products and services. We primarily sell these services pursuant to one-year subscription agreements and bill our customers in advance, typically on an annual or quarterly basis. We also derive a portion of our revenue from our joint venture partners. With an annualized contract value of $34.1 million, sales of our information and analytical products and services accounted for substantially all of the revenue for each period.

Revenue increased 56% to $8.7 million for the three-month period ended September 30, 2002, compared to $5.6 million for the corresponding period in 2001. The increase was due to the acquisitions of AdRelevance, @plan, eRatings, and NetValue. For the three-month period ended September 30, 2002, we had a 65% global renewal rate as compared to 40% in the corresponding period in 2001. The increase in our renewal rate was primarily due to the stabilization of the Internet segment following the prior year’s dot.com fall out. During the three-month period ended September 30, 2002 and 2001, no customer accounted for more than 10% of our revenue.

Revenue increased 10% to $20.3 million for the nine-month period ended September 30, 2002, compared to $18.4 million for the corresponding period in 2001. The increase was primarily due to the acquisitions which occurred during the second and third quarters of 2002. The increase was offset by the decrease in amortization of deferred revenue associated with our customer subscriptions, in accordance with our revenue policy, due to the overall decline in contract sales resulting from the continued slowing economy. During the nine-month period ended September 30, 2002 and 2001, no customer accounted for more than 10% of our revenue.

We anticipate current market conditions will continue in future quarters. Over 825 customers worldwide subscribed to Nielsen//NetRatings products and services, including NetValue, as of September 30, 2002.

Cost of Revenue

Cost of revenue consists primarily of expenses related to the recruitment, maintenance, and support of our Internet audience measurement panels, which are expensed as they are incurred, as well as operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer’s subscription agreement, as the data is provided, and the royalty fees associated with certain data partnering agreements.

Cost of revenue increased 35%, on an absolute basis, to $4.7 million, or 54% of revenue, for the three-month period ended September 30, 2002 from $3.4 million, or 62% of revenue, for the corresponding period in 2001. Cost of revenue increased 11% to $11.2 million, or 55% of revenue, for the nine-month period ended September 30, 2002, compared to $10.1 million, or 55% of revenue, for the corresponding period in 2001. Cost of revenue increased due to the expansion of our data center as a result of the acquisition of AdRelevance, the addition of expenses related to the 3rd party generated surveys associated with the @plan acquisition, and the addition of international panel expenses related to the acquisitions of eRatings and NetValue. The increase was offset by a reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse, as well as a reduction in panel fees associated with both the U.S. home and business panels as recruiting efforts decreased and the panels entered into maintenance cycles.

Operating Expenses

Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred. Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

Research and development expenses increased 58%, on an absolute basis, to $2.7 million, or 31% of revenue, for the three-month period ended September 30, 2002 compared to $1.7 million, or 31% of revenue, for the corresponding period in 2001. The increase was primarily due to an increase in salary-related expenses resulting from the acquisition of AdRelevance and eRatings personnel. The increase was offset by the reduction in workforce, which occurred during the first quarter of 2002. Sales and marketing expenses increased 22%, on an absolute basis, to $4.1 million, or 47% of revenue, for the three- month period ended September 30, 2002 compared to $3.4 million, or 60% of revenue, for the corresponding period in 2001. The increase in sales and marketing expenses was primarily due to an increase in salary-related expenses resulting from the acquisition of AdRelevance, @plan, and eRatings personnel, offset by a reduction in public relations and trade show expenses as well as the impact of the reduction in workforce which occurred during the first quarter of 2002. General and administrative expenses increased 7%, on an absolute basis, to $1.6 million, or 18% of revenue, for the three-month period ended September 30, 2002, compared to $1.5 million, or 27% of revenue, for the corresponding period in 2001. The increase was primarily related to an increase in additional personnel costs associated with the acquisitions of AdRelevance, @plan, and eRatings, offset by the impact of the reduction in workforce, which occurred during the first quarter of 2002.

Research and development expenses increased 8%, on an absolute basis, to $6.1 million, or 30% of revenue, for the nine-month period ended September 30, 2002, compared to $5.7 million, or 31% of revenue, for the corresponding period in 2001. The increase was primarily due to increased research and development personnel and associated payroll expenses resulting from the acquisitions of AdRelevance, @plan, eRatings and NetValue, offset by the reduction in workforce which occurred during the first quarter of 2002. Sales and marketing expenses decreased 13% to $10.5 million, or 52% of revenue, for the nine-month period ended September 30, 2002, compared to $12.0 million, or 65% of revenue, for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a reduction in public relations and trade show expenses as well as a decrease in commissions paid to sales personnel due to the decrease in customer contracts and the impact of the reduction in workforce which occurred during the first quarter of 2002. The decrease was slightly offset by the increased sales and marketing personnel and associated payroll expenses resulting from the acquisitions of AdRelevance, @plan, and eRatings. General and administrative expenses increased 3%, on an absolute basis, to $4.6 million, or 23% of revenue, for the nine-month period ended September 30, 2002, compared to $4.5 million, or 25% of revenue, for the corresponding period in 2001. The increase was primarily related to an increase in additional personnel costs associated with the acquisitions of AdRelevance, @plan, and eRatings, offset by the reduction in bad debt expenses and non-acquisition related legal expenses.

We anticipate our operating expenses, excluding the one-time charges for restructuring expenses and acquisition costs, will increase in future quarters as a result of the full impact on future quarters of expenses related to our ownership percentage of NetValue.

During the third quarter, we recognized amortization of intangible expenses of $0.8 million, or 9% of revenue, resulting from the amortization of the specifically identified intangibles associated with the acquisitions of AdRelevance, @plan, eRatings, and NetValue and the settlement of the Jupiter Media Metrix patent infringement lawsuit. There was no corresponding amortization in 2001. Stock-based compensation expenses decreased 8% to $2.3 million, or 26% of revenue, for the three-month period ended September 30, 2002 compared to $2.5 million, or 44% of revenue, for the corresponding period in 2001. The decrease was due to the scheduled amortization of our stock-based compensation costs.

During the nine-month period ended September 30, 2002, we recognized restructuring expenses of $7.0 million, or 34% of revenue, which were recorded during the first quarter of 2002, with no corresponding restructuring expense recorded during 2001. See Footnote 6 for further information on restructuring expenses. Acquisition-related expenses of $3.0 million, or 15% of revenue, for the nine-month period ended September 30, 2002 were recorded during the first quarter of 2002 with no corresponding restructuring expense recorded during 2001. These expenses related to the terminated merger between NetRatings and Jupiter Media Metrix. Amortization of intangible assets of $1.4 million, or 7% of revenue, for the nine-month period ended September 30, 2002 resulted from the amortization of the specifically identified intangibles associated with the acquisitions of AdRelevance, @plan, eRatings, and NetValue and the settlement of the Jupiter Media Metrix patent infringement lawsuit. There was no corresponding amortization in 2001. Stock-based compensation expenses decreased 5% to $7.2 million, or 35% of revenue, for the nine-month period ended September 30, 2002, compared to $7.6 million, or 41% of revenue, for the corresponding period in 2001. The decrease was primarily due to the scheduled amortization of our stock-based compensation costs, offset slightly by the expenses associated with the acceleration of vesting for the retiring chairman of the board.

Loss From Joint Ventures

Loss from joint ventures decreased 84% to $0.3 million, or 3% of revenue, for the three-month period ended September 30, 2002, compared to $1.7 million, or 30% of revenue, for the corresponding period in 2001. Loss from joint ventures decreased 45% to $2.4 million, or 12% of revenue, for the nine-month period ended September 30, 2002, compared to $4.3 million, or 24% of revenue, for the corresponding period in 2001. The decrease was primarily due to our acquisition of ACNielsen’s interest in eRatings in May 2002, after which eRatings’ losses have contributed to our consolidated results rather than to the loss from joint ventures. The decrease is furthered by a 50% reduction in the number of countries in which the Nielsen//NetRatings service is offered when compared to the corresponding period in 2001.

Interest Income, Net

Interest income, net, decreased 56% to $1.7 million for the three-month period ended September 30, 2002 compared to $3.8 million for the corresponding period in 2001. Interest income, net, decreased 53% to $5.9 million for the nine-month period ended September 30, 2002, compared to $12.6 million for the corresponding period in 2001. The decrease reflects an overall reduction in interest rates compared to the corresponding period in 2001. Further contributing to the decrease was an overall reduction in the cash and cash equivalents balances during the period resulting from the acquisitions of AdRelevance, @plan, NetValue and selected international assets of Jupiter Media Metrix and related transaction costs, as well as the settlement of the Jupiter Media Metrix patent infringement lawsuit. See Item 3. Quantitative and Qualitative Disclosures About Market Risk. We anticipate interest income to continue to decline as the current market conditions prevail.

Minority Interest

We acquired 52% of NetValue on August 9, 2002. The minority interest in the loss of NetValue was recorded to reflect the interest of the minority shareholders in the operations of NetValue. Acquisition of the remaining 48% interest in NetValue is anticipated prior to December 31, 2002. We expect the minority interest to increase slightly in the fourth quarter, when it will affect results for the full quarter, offset by the decreasing minority interest related to the continued increase in our ownership of NetValue throughout the fourth quarter. There was no corresponding balance in 2001.

Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents and short-term investments totaled $250.4 million. Net cash used in operating activities totaled $5.4 million for the nine-month period ended September 30, 2002, primarily due to the continued decrease in interest income and the funding of operations both domestically and internationally. Operating activities provided cash of $1.4 million for the corresponding period in 2001, primarily due to interest income earned on cash and cash equivalents and short-term investments. We expect that cash used in operating activities will increase in future periods due to the additional operating expenses associated with the production of the NetValue service.

Net cash provided by investing activities was $30.3 million for the nine-month period ended September 30, 2002. Sales of marketable securities and other investments during the period, net of proceeds and maturities, were $73.8 million, offset by acquisition and related expenditures of $41.6 million related to the acquisitions of NetValue, net of cash received, AdRelevance, @plan, select assets from Jupiter Media Metrix related to their European Internet audience measurement services, the settlement of the Jupiter Media Metrix patent infringement lawsuit, and eRatings transaction costs. Investment of $1.9 million related to capital expenditures served to further offset the cash provided by investing activities. During the corresponding period in 2001, cash provided by investing activities was $26.1 million, primarily due to net sales of short-term investments of $29.1 million and capital expenditures of $1.3 million. Although we had no material capital expenditure commitments as of September 30, 2002, we anticipate continued investment in capital during the remainder of 2002 as we implement our disaster recovery data center. We expect cash provided by investing activities to be further reduced by our continued investments in joint ventures and other potential strategic investments including the acquisition of the remaining interest in NetValue.

Net cash used in financing activities totaled $18.8 million for the nine-month period ended September 30, 2002. This was primarily related to $20.6 million used to repurchase 1.5 million shares of common stock from two executive officers, offset by the exercise of options, totaling $1.9 million. Net cash provided by financing activities totaled $2.1 million in the corresponding period in 2001 primarily related to the exercise of options and the purchase of stock through the employee stock purchase plan, offset by payments on our capital lease obligations. We expect cash provided by financing activities will remain flat during the next quarter as we have no outstanding debt and anticipate flat proceeds from the exercise of options.

We believe that our existing balances of cash and cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our company. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks (i) could materially adversely affect our business, operating results and financial condition, (ii) could cause the trading price of our common stock to decline, and (iii) could cause you to lose all or part of your investment.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million, for the year ended December 31, 2001, and $27.1 million for the nine-month period ended September 30, 2002, and as of September 30, 2002, our accumulated deficit was $82.6 million. We intend to continue to make significant expenditures related to panel maintenance and operations, restructuring and further development of our technology and infrastructure. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

We were incorporated in July 1997 and did not start generating revenue until the quarter ended June 30, 1998. We introduced our Nielsen//NetRatings Internet Audience Measurement service in the quarter ended June 30, 1999. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

•	the risk that a competing company’s Internet audience measurement service will become the accepted standard for Internet audience measurement;

•	the extent of growth, if any, in the Internet audience measurement market;

•	our potential inability to successfully manage any significant growth we may achieve in the future;

•	our potential inability to successfully integrate any acquired business, technology or service; and

•	the risks associated with our international operations, including the necessary investments in our international joint ventures.

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

THE CURRENT ECONOMIC DOWNTURN HAS ADVERSELY AFFECTED OUR BUSINESS

General economic conditions, and conditions in the Internet sector in particular, have caused some of our customers to cease operations and others to reduce their spending on the products and services that we supply or to cancel their contracts. In addition, our AdRelevance business derives, and expects to continue to derive for the foreseeable future, a large portion of its revenue from the automated retrieval and delivery of online advertising data. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets, especially by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased.

WE HAVE LIMITED ABILITY TO FORECAST THE RATE AT WHICH SUBSCRIPTIONS FOR OUR SERVICES MAY BE RENEWED, AND WE MAY NOT ACHIEVE SUFFICIENTLY-HIGH RENEWAL RATES TO BECOME PROFITABLE

We derive substantially all of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals and sales of additional products and services to existing customers to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates or a reduction in the number of products and services that we are able to sell to existing customers would harm our operating results and could prevent us from becoming profitable. To date, renewals have been an essential element of our revenue growth. We cannot assure you that we will be able to achieve or sustain high renewal rates, particularly during an economic downturn. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers’ businesses could cause a decline in renewal rates for our products and services.

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

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

The market for Internet audience measurement and analysis is new, rapidly evolving and highly competitive. We compete with a number of companies in the market for Internet audience measurement services and analytical services, and we expect competition in this market to intensify in the future.

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

WE MAY BE UNABLE TO OBTAIN COMPLETE OWNERSHIP OF NETVALUE, S.A., WHICH COULD RESULT IN INCREASED OPERATING EXPENSES RELATING TO THE OPERATION OF A PUBLIC COMPANY SUBSIDIARY IN FRANCE

On August 9, 2002, we acquired a 52% controlling interest in NetValue, S.A., a publicly traded French company listed on the Nouveau Marché of Euronext Paris S.A. Following the purchase of the controlling interest in NetValue and the purchase of additional shares of NetValue on the open market, we completed a simplified all-cash take-over bid which resulted in the purchase of an additional 2,857,940 shares of NetValue. As a result, we currently own 8,011,463 shares of NetValue representing approximately 86% of the capital and 87.5% of the voting rights of NetValue.

In France, a simple majority ownership position is not, however, sufficient to ensure the complete acquisition of a company, as may occur in the United States through the use of a merger structure. French law provides a mechanism for obtaining complete control of a company but only if we acquire 95% or greater of NetValue’s outstanding stock. Should we not be able to reach the 95% ownership threshold in NetValue, or if the complete acquisition of NetValue were delayed, NetValue would continue to operate as a separate entity in France. Continued operation of a public company subsidiary in France would result in increased operating expenses, including legal, accounting, and other administrative expenses.

ANY ACQUISITIONS OR EQUITY INVESTMENTS THAT WE UNDERTAKE COULD BE DIFFICULT TO CLOSE AND INTEGRATE, MAY DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE OR HARM OUR OPERATING RESULTS

We may continue to acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. Negotiating such acquisitions can be difficult, time consuming, and expensive and our ability to close such transactions may often be subject to approvals, such as governmental regulation, which are beyond our control. Consequently, we can make no assurances that such acquisitions, once undertaken and announced, will close. Further, the process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Companies in which we invest may not be successful in executing their business strategies and we may be required to write-off all or part of our investment. We may be unable to identify, negotiate or finance future acquisitions or investments successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH FOR THE DEVELOPMENT AND MAINTENANCE OF PANELS OF INTERNET USERS IN THE UNITED STATES AND ON ACNIELSEN AND OUR OTHER JOINT VENTURE PARTNERS FOR THE DEVELOPMENT AND MAINTENANCE OF SUCH PANELS IN INTERNATIONAL MARKETS

The data for our audience measurement service is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies that we employ in geographic locations outside of the United States, Canada, France and Japan have been developed and maintained by eRatings using ACNielsen’s proprietary sampling methodology and employees made available to eRatings by ACNielsen. As part of the acquisition of eRatings by NetRatings in May 2002, ACNielsen granted NetRatings a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide eRatings, for a period of five years following the acquisition with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services which were provided to eRatings by ACNielsen prior to the acquisition. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

OUR COSTS TO DEVELOP AND MAINTAIN ACCURATE INTERNET AUDIENCE MEASUREMENT PANELS ARE SIGNIFICANT AND MAY INCREASE

We believe that the quality, size and scope of our panels is critical to the success of our business. To date, the expense of recruiting and operating our audience measurement panels has made up a very significant portion of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a decrease in our gross margin. The costs associated with maintaining the quality, size and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot necessarily control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet audience measurement panels, and we could experience lower cooperation rates or higher turnover rates in the future.

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT’S ATTENTION AND RESOURCES

Through our acquisition of (i) eRatings, (ii) selected international assets of Jupiter Media Metrix, and (iii) majority control of NetValue, we have acquired control of audience measurement data operations in countries that we have previously served only through our minority interest in eRatings. Our international markets will require significant management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights, and we seek to obtain the issuances of patents for our core technology and the registration of our material trademarks and service marks in the United States and in selected other countries. We cannot assure you, however, that the steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT WOULD BE COSTLY TO RESOLVE OR MAY REQUIRE US TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS

Third parties may, from time to time, assert claims that we have infringed upon their proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Such claims could adversely affect our reputation and the value of our own proprietary rights. From time to time we have been, and we may in the future be, subject to such claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties. Protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

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

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, we had cash and cash equivalents and short-term investments of $250.4 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of September 30, 2002, our investments had a weighted-average time to maturity of approximately 191 days.

Our outstanding capital lease obligations are all fixed interest rates and therefore have minimal exposure to interest rate fluctuations. As of September 30, 2002, NetRatings had no capital lease obligations outstanding. NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net losses of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the joint venture losses recorded by NetRatings.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, related to In re Initial Public Offerings Securities Litigation. The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of our former officers or directors; and investment banking firms that served as underwriters for our initial public offering in December 1999. The Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. We believe that the claims against us and our officers and directors are without merit and intend to defend them vigorously. Our management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 9, 2002, we issued 266,000 shares of unregistered common stock to certain stockholders of NetValue, in addition to paying $7.1 million in cash, in connection with our acquisition of a 52% controlling interest in NetValue. The value of the shares issued in the transaction, based on the exchange formula provided in the purchase agreement, was $1.9 million. The registration statement on Form S-3 that we filed with respect to the shares purchased from the former stockholders of NetValue was declared effective by the Securities and Exchange Commission on October 25, 2002. The shares issued to the former stockholders of NetValue were deemed exempt from registration under the Securities Act in reliance on Regulation S under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit

10.42	Sub-Sublease dated September 13, 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 15, 2002, we filed a Report on Form 8-K pursuant to Item 7 of such form in order to provide the required financial statements and pro forma financial information relating to our purchase from ACNielsen of the remaining 80.1% interest in eRatings not previously owned by NetRatings.

On September 12, 2002, we filed a Report on Form 8-K pursuant to Item 5 of such form regarding our announcement of our submission of (i) a simplified all-cash take-over bid with the Conseil des Marchés Financiers (“CMF”) in France and (ii) a draft prospectus for the tender offer with the Commission des Opérations de Bourse (“COB”) in France. Both of these submissions were in connection with our efforts to purchase the remaining outstanding shares of NetValue, following our August 2002 acquisition of a 52% controlling interest in NetValue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

NETRATINGS, INC.

By:	/s/ TODD SLOAN
Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

By:	/s/ WILLIAM PULVER
William Pulver President, Chief Executive Officer and Director

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

Certification

I, William Pulver, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NetRatings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November, 14, 2002

/s/ William Pulver
William Pulver President and Chief Executive Officer

Certification

I, Todd Sloan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NetRatings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Todd Sloan
Todd Sloan Executive Vice President of Corporate Development and Chief Financial Officer