Form 10-K
period 2002-12-31
NETRATINGS INC
filed 2003-03-31
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	77-0461990 (I.R.S. Employer Identification No.)
890 Hillview Court Milpitas, California (Address of principal executive offices)	95035 (Zip Code)
Registrant's telephone number, including area code: (408) 957-0699
Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on June 28, 2002, was $90,080,487.

        The number of shares of the Registrant's Common Stock outstanding as of February 28, 2003, was 33,655,811.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive proxy statement for the Registrant's 2003 Annual Meeting of Stockholders, which is to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

        Some of the statements contained in this Annual Report on Form 10-K (this "Report") are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed elsewhere in this Report on Form 10-K under the heading "Risk Factors That May Affect Our Performance."

PART I

ITEM 1. BUSINESS

OVERVIEW

        We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives.

        Our primary products and services include NetView, AdRelevance, @Plan, WebRF, Custom and Analytical Services, and MegaPanel. NetView, which is our original product, provides in-depth measurement of audience behavior for the World Wide Web and the digital media universe, including proprietary channels, instant messaging, media players, and other online applications. AdRelevance offers comprehensive and accurate information on online advertising expenditures, including where, when, how, and how much companies are advertising online. @Plan is a leading resource for demographic, lifestyle, and product preferences to guide advertisers, agencies, Web publishers, and others in their online marketing and media planning strategies. WebRF is an Internet reach and frequency planning tool that allows clients to evaluate the impact of a planned advertising campaign using detailed demographic information. Our Custom and Analytical Services offer customized research and advisory services from experienced industry experts. In February 2003, we announced our intention to launch our MegaPanel service in the United States and to expand the service internationally which will provide increased breadth and depth of Internet behavior and activity for the market research industry, including detailed e-commerce transaction information.

        Our products and services are currently sold directly in the United States, England, Germany, Italy, Spain, Sweden, the Netherlands, Switzerland, Australia, and Hong Kong. In France, Japan, and Brazil, our products and services are sold through our joint ventures. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail, and travel industries. As of December 31, 2002, we had approximately 750 clients.

        In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen, both of which are subsidiaries of VNU N.V., provide us with a unique opportunity to leverage their brands, expertise, and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services.

PRODUCTS AND SERVICES

        Since our founding until the second quarter of 2002, we primarily focused on selling our NetView service, also called AMS, or Audience Measurement Services. Commencing in the second quarter of 2002, as a result of acquisitions and internal product development, we began to offer additional products and services designed to meet specific Internet media and market research needs. These products and services allow us to offer companies much more detailed and complex solutions and information and to do so in a more timely manner. In addition, the increased amount of data that we collect enables us to expand the specialized consulting and analytical services that companies are increasingly seeking as Internet usage and commerce continue to grow around the world. Our products and services are primarily sold on an annual subscription basis. We believe that our comprehensive portfolio of products and services, which are all sold under the Nielsen//NetRatings brand, leaves us well positioned to become the standard for measuring the size, profile, activity, and behavior of Internet users around the world.

  NetView

        Our NetView service, which includes syndicated and custom reports, provides detailed Internet audience information collected from our high-quality, representative panels of computer and Internet users. We currently operate NetView panels in thirteen locations around the world, including the three countries where we operate through joint ventures, and track over 70% of the global online activity. In addition to "at-home" panels, which measure Internet activity from the home computer, we also operate "at-work" panels, which collect data on Internet usage at the workplace, and "combo-panels", which measure both home and work activity and allow us to calculate the audience duplication to accurately report the true combined audience.

        In order to obtain an appropriately representative sample of the total Internet user population, our NetView panels are constructed using a process called random digit dialing, or RDD, which involves recruiting panel members by calling randomly selected telephone numbers. RDD is the cornerstone of the Nielsen methodology, which has been successfully established as the currency for television audience measurement. Telephone numbers are randomly and systematically selected with equal probability, with adjustments made to account for households with more than one phone number. Eligible households, namely those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive in the form of a savings bond for their participation. Once installed on a panelist's computer, our tracking software requires virtually no panelist intervention and software updates are automatic. All panelist data is automatically encrypted prior to transmission to ensure the privacy of panelist data.

        In connection with our panel recruitment process, each panelist is required to fill out a detailed questionnaire, providing background demographic information including age, gender, household income, geographic location, level of education, size of household, and job classification. To assure the statistical quality of our NetView panels, enumeration studies are conducted to determine the total size and demographic makeup of the Internet user population and are used as the basis for ensuring that sample behaviors are representative of the total audience population. In order to accurately gauge the size and shape of the rapidly changing Internet user universe, we conduct our independent enumeration studies on a quarterly basis.

        Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding computer and Internet user behavior, including sites and pages visited, time spent on each site, advertising exposure and effectiveness, and bandwidth usage data. In addition, the NetView service is designed to offer clients the most complete view of World Wide Web and digital media usage, including tracking of Web traffic, AOL proprietary channels, instant messaging applications, media players, wireless content systems, Web phones, connected games, weather applications, and shopping assistants. Our technology collects the same data in the same way, regardless of whether the user is accessing the Internet via a PC, a Macintosh platform, or other Java-enabled Internet access device.

        NetView provides customers with a variety of comprehensive weekly, and monthly reports on computer and Internet usage behavior. Our reports can be modified by clients, enabling them to manipulate data easily to meet their specific information requirements. Our easy-to-use myNielsen//NetRatings interface provides immediate access to various levels of detailed information, allows users to create and save their own reports, and enables "on-the-fly" custom queries on selected information. Clients are provided with two levels of information access, Quick Look reports and Select View reports. Our Quick Look reports provide customers with comprehensive pre-defined site rankings, Internet user behavior and demographic information, as well as detailed Internet advertising data. Our Select View reports allow customer queries to obtain detailed demographic targeting, audience profiles, trend information, and other data tailored to the customer's specific needs.

  @Plan

        We offer Internet media planning products and services through our @Plan service, which we acquired in May 2002. The @Plan service offers advertisers, advertising agencies, Web publishers, and e-commerce marketers detailed demographics, lifestyle, brand and product preferences, and media consumption information to help them plan and implement successful online marketing and media strategies. @Plan's tools include @Plan Advertising and @Plan eCommerce.

        @Plan Advertising is a comprehensive advertising decision support and planning system providing deep lifestyle, brand and product preferences, and demographic profile information across a large number of advertising-supported Web sites. Internet advertisers and advertising agencies can query the system on various targets, such as demographic and/or buying behavior groups to better understand the most efficient and effective ways to reach those groups through the Internet. The system also allows web publishers to position their sites effectively against competitive sites and to efficiently drive advertising revenue by demonstrating the value of the site audience to advertisers or marketing partners.

        @Plan eCommerce builds on the capabilities of @Plan Advertising with features and data specifically designed for online retailers and consumer brand marketers. Online retailers and consumer brand marketers utilize the system to understand and track their competitive strengths and weaknesses overall and against key market segments. Online retailers can also use this information to develop more effective and cost-efficient customer acquisition and retention strategies by understanding which Web sites deliver the highest concentration of their target audience. By providing both online and off-line data, the @Plan eCommerce system also allows online retailers and consumer brand marketers to help maximize multi-channel sales efforts by profiling online, catalog, and in-store audiences and understanding where they overlap, thereby informing their advertising strategy in both traditional and online markets.

  AdRelevance

        We offer advertising measurement products and services through our AdRelevance service, which we acquired in April 2002. AdRelevance tracks competitive online advertising and advertiser data for thirteen broadly defined categories including, but not limited to, automotive, computer hardware, computer software, telecommunications, financial services, travel, retailing, and Web media.

        The AdRelevance technology systematically and continuously searches commercial Web sites and captures detailed data about advertising banners, promotions, and rich media. AdRelevance's intelligent agent technology sends out approximately six million probes a week and continuously evaluates more than 600,000 unique Web pages to provide in-depth advertising tracking information. Once captured, the data are warehoused, classified, and statistically analyzed.

        By using the AdRelevance technology, our customers can query the AdRelevance database and generate Web-based reports on demand. This enables customers to monitor competitors' marketing activities, plan more effective online advertising campaigns, and evaluate campaigns in real time. Customers can gain access to up-to-date intelligence about their competitors' online marketing communications programs, enabling them to quickly and easily compare and report information by a wide range of criteria including advertiser, product, message, type, industry, technology, and creative content.

  WebRF

        WebRF offers advertisers, advertising agencies, and Web publishers a comprehensive reach and frequency tool for planning and evaluating the impact of advertising on the Internet, using terminology and analysis capabilities comparable to those in traditional media advertising. Through the WebRF software, which was designed in partnership with Interactive Market Systems (IMS), a provider of media planning and analysis software to the advertising industry, advertisers, advertising agencies, and Web publishers can develop the analyses necessary to compare online advertising reach with delivery of other media, map advertising campaigns for specified target markets, and track how effectively advertising budgets are being managed.

        WebRF provides calculations based upon actual respondent-level data by using Internet users' online activity captured through our NetView service. WebRF offers a broad range of standard reach and frequency analyses, including use of consumer demographics and targeting, category and subcategory analysis, effective reach and frequency estimates. WebRF reports on a user-selected competitive set of online media properties and GRP (gross rating point) delivery in total and against desired targets. WebRF, which was launched in 2002, is currently available in eleven countries worldwide, including the United States, the United Kingdom, France, Spain, Italy, Germany, and Sweden.

        In addition to our core WebRF product, we also offer our customers the ability to subscribe to Custom WebRF. Custom WebRF extends the WebRF tool into the world of mid-campaign and post-campaign evaluation for online advertising. By combining our NetView panel data with the customer's own ad server data, Custom WebRF allows the advertiser or publisher to assess the success of the advertising plan as a marketing campaign is being implemented. By allowing clients to monitor their online marketing initiatives during the middle of a campaign, publishers and advertisers can work together to effectively adjust the campaign. In addition, after an online campaign is complete, our clients can determine the effectiveness of their marketing schedule in meeting the advertising objectives.

  Custom and Analytical Services

        As we have increased our portfolio of syndicated products and services, clients have increasingly relied on us to provide custom research and analytical services. These custom research and analytics services are designed to help clients better utilize and leverage our services with their specific media research and market research goals and objectives. Our dedicated analytics team provides in-depth specialized advice to subscribers of our NetView, AdRelevance, @Plan, and WebRF products and services. In addition, we anticipate that our MegaPanel service, which will offer companies a very broad set of research findings on Internet user behavior, will also present additional opportunities to guide companies in addressing their specific strategic challenges. Examples of the types of custom research and analytics projects that we have conducted in recent months include the following:

  •
  Competitive Analysis: The creation of detailed competitive reports that clients can generate with one keystroke as soon as new NetView and/or AdRelevance monthly data are released.

  •
  Cross-Media Analysis: The integration of NetView and WebRF data with advertisers campaign data to determine optimal online media allocations.

  •
  Commerce Analysis: Customized conversion analysis for clients more focused on tracking transactions data, as opposed to Web site traffic.

  •
  Survey-Based Research: The extension of @Plan behavioral questions to the localized needs of clients.

  MegaPanel

        In February 2003, we announced plans to launch our MegaPanel service in the United States and to expand the service internationally based on a sample of more than one million Internet users in the United States, France, Germany, and the United Kingdom. Representing a broad cross-section of home, work, and university online users, our MegaPanel service will allow us to provide increased breadth and depth of data, integration of online and off-line datasets, and more advanced custom reporting. We believe that our MegaPanel service will complement our NetView service to assist clients in integrating the Internet into their global marketing strategies.

        Our MegaPanel service is designed to offer a number of key benefits for market researchers seeking in-depth information on online consumer behavior. For example, MegaPanel will be able to deliver detailed information regarding e-commerce transactions, including what people are buying online, what sites people are using for online shopping, and the amount shoppers are spending online. The MegaPanel will also be able to provide clients with important analyses relating to smaller Web sites which may not be available in NetView or our other products and services. In addition, given the size of the panel, MegaPanel will also offer survey capabilities to help clients better understand consumer attitudes and behavior. By administering real-time customized surveys, focusing, for example, on areas such as brand awareness, online-off-line consumption, and customer satisfaction, we can provide a robust understanding of the relationship between the online and off-line consumer.

        Panelists for our MegaPanel service are recruited through online survey and sweepstakes offers. As with our NetView panels, our tracking software requires virtually no panelist intervention and software updates are automatic. The information we collect, which is linked to demographic profiles of Internet households, will be used to produce comprehensive syndicated and custom reports regarding Internet behavior and activity across the Internet. To enhance the statistical quality of our panels and the information we collect, our MegaPanel service will be weighted to our NetView panels, which are recruited through random digit dial procedures.

        We expect our MegaPanel service to be available in the United States in the middle of 2003. We currently offer MegaPanel products in France, Germany, and the United Kingdom, and the scope of these services will be expanded during 2003.

STRATEGIC RELATIONSHIP WITH VNU

        VNU N.V. is a global leader in market research, providing measurement and analysis of marketplace dynamics, consumer behavior, and audience measurement. We believe that our strategic relationship with VNU and its subsidiaries, particularly Nielsen Media Research and ACNielsen, provides us with a unique opportunity to leverage their brand, industry relationships, and overall expertise in order to expand our products and services around the globe. Since 1999, we have marketed our services under the Nielsen//NetRatings brand. In addition to our strategic relationships, VNU, through its subsidiaries, also controls a majority of our outstanding voting stock and has the right to elect a majority of our Board of Directors.

        For the past fifty years, Nielsen Media Research's core business has been to provide high-quality comprehensive audience viewing information on the television industry. The Nielsen ratings are vital to television program production, distribution, and scheduling decision-making, and the currency for transactions between buyers and sellers of television advertising time. In October 1998, we formed a strategic relationship with Nielsen Media Research to develop and market Internet audience measurement products and services in the United States and Canada using our technology with Nielsen Media Research's proprietary panel methodology. In March 1999, we launched our first Nielsen//NetRatings product offering, which constituted an Internet audience panel product based on the Nielsen Media Research audience sampling methodology.

        Under our agreements with Nielsen Media Research, Nielsen Media Research provides for the development and maintenance of panels in the United States that generate the data for our NetView service. We are responsible for the management, support and ongoing development of the data collection and reporting system. In addition, an operating committee, consisting of two representatives from Nielsen Media Research and two representatives from NetRatings, was formed to address issues such as product quality control, panel size issues, and other panel-related issues. We pay Nielsen Media Research ongoing fees for the costs of maintaining the NetView panels and costs associated with the expansion of such panels. These fees are charged at the same rates that Nielsen Media Research charges its own internal divisions, which are based on Nielsen Media Research's actual costs plus an allocated portion of its overhead costs.

        Under our agreements with Nielsen Media Research, Nielsen Media Research is responsible for marketing the products and services to traditional media customers, such as broadcast television networks, nationally-circulated magazines, news agencies, advertising agencies, and other customers in the United States and Canada that are agreed to from time to time by Nielsen Media Research and us. We are responsible for selling the products and services to publishers, Internet-based businesses, Fortune 2000 corporations and financial institutions. Under our original arrangement with Nielsen Media Research, we paid Nielsen Media Research commissions based on the sales made by them. In 2002, we amended our agreement with Nielsen Media Research to provide that, in lieu of paying sales commissions, we will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling our products and services.

        ACNielsen, which was founded over 75 years ago, is a leading provider of media research services outside North America. It is also a global leader in providing business information, analysis, and insights to consumer packaged goods companies, their brokers and retail organizations. ACNielsen also provides television audience measurement services outside of the United States, to customers in over 100 countries. In September 1999, we established ACNielsen eRatings.com, a joint venture with ACNielsen, to develop and maintain audience measurement panels and to market our products and services in international markets. From the formation of the joint venture until May 2002, we had a 19.9% voting interest in the venture and ACNielsen had a 80.1% voting interest in the venture. In May 2002, we acquired from ACNielsen the remaining 80.1% interest in ACNielsen eRatings.com that we did not already own for $9.1 million in common stock. In connection with this transaction, we also entered into a services agreement with ACNielsen pursuant to which ACNielsen will provide us with marketing, panel management, and back-office services for a period of five years.

INTERNATIONAL OPERATIONS

        We believe that offering our customers the Nielsen//NetRatings products and services with data from around the world is a critical component in establishing ourselves as the global standard for

Internet audience measurement and analysis. We currently offer our products and services in the following thirteen locations around the world: the United States, the United Kingdom, France, Germany, Italy, Spain, Sweden, the Netherlands, Switzerland, Brazil, Australia, Hong Kong, and Japan. As a result, we currently track over 70% of the Internet usage around the world. During 2001 and 2002, however, we discontinued operations in a number of international markets that were not viewed by us as critical markets.

        We have historically offered our audience measurement products in foreign countries through joint ventures with leading local market research and information services companies. As described above, prior to May 2002, we had a joint venture with ACNielsen to develop and maintain audience measurement panels and to market our products and services in various international markets. We currently have joint ventures in France with Mediametrie, in Japan with TransCosmos and other investors, and in Latin America with Ibope. We have licensed our proprietary data collection and reporting technology to these joint ventures, and each of these joint ventures is responsible for building and maintaining audience measurement panels and selling our products and services in the specified territory. Revenue from our joint ventures' Internet audience measurement services are allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service.

        As of December 31, 2002, we held a 50% ownership interest in Mediametrie eRatings.com, our French joint venture, and the remaining ownership interest was held by Mediametrie. As of December 31, 2002, we held an ownership interest in NetRatings Japan, our Japanese joint venture, of approximately 49%, and the remaining ownership interest was held by TransCosmos and other investors. As of December 31, 2002, we held a 49% ownership interest in Ibope eRatings.com, and the remaining ownership interest was held by Ibope.

        During 2002, we also expanded our international operations by acquiring a controlling interest in NetValue S.A., an international provider of Internet audience behavior measurement services. In August 2002, we acquired a 52% interest in NetValue through direct stock purchases from certain NetValue shareholders who in return received a combination of cash and shares of our common stock. In addition, on August 12, 2002, NetValue's board was reconstituted to provide NetRatings with majority control of NetValue's board. In October 2002, we acquired additional shares of NetValue in a simplified all-cash take-over bid. As of December 31, 2002, we owned approximately 86% of the capital and 87.5% of the voting rights of NetValue. This acquisition has enabled us to expand our international operations significantly, as well as to integrate methodologies and technologies into our operations.

CUSTOMERS

        As of December 31, 2002, approximately 750 clients subscribed to the products and services offered by us and our joint ventures. Our global client base is a diverse group of large and small companies in the media, technology, advertising, financial services, consumer products, retail, and travel industries. The users of our products and services at our client companies hold diverse positions, demonstrating the importance of online media and market research to a company's overall strategy and development. In addition to marketing and business development executives, our users include chief executive officers and presidents, and operations, strategic planning, and information technology executives. No client accounted for more than 10% of our revenues in 2002.

        The following table is a representative list of our clients in each of our principal customer sectors:

Customer Sector	Representative Customers
Advertising Agencies	Starcom IPG	Havas Advertising Agency Group WPP
Traditional Marketers	Kraft The Gap	American Greetings Procter & Gamble
Media Companies	Dow Jones Viacom International	USA Today Washington Post
Technology Companies	Dell Apple Computer	CNET Networks Google
Financial Services Companies	Capital One First USA	Morningstar Wachovia Bank

SALES AND MARKETING

        We sell our products and services in the United States through a direct sales force. Our direct sales force includes sales representatives employed by Nielsen Media Research who are dedicated to selling our products and services. Our sales representatives are primarily located at our executive offices in Milpitas, California and New York, New York, and we also maintain local representatives in various locations throughout the United States. Internationally, we sell our products and services through a direct sales force as well as through our joint venture partners in their respective markets. Our sales representatives receive a base salary and are eligible for commissions based on revenue and sales goals.

        Our primary marketing objectives are to cross-market new products and services to our global clients to leverage and build upon Nielsen//NetRatings' brand awareness throughout our target audiences. To achieve these goals, we engage in a number of marketing activities, including direct e-mail campaigns, conference presentations, industry tradeshow participation, involvement with industry organizations such as the Interactive Advertising Bureau, Online Publishers Association, Direct Marketing Association and Advertising Research Foundation, and aggressive public relations. We maintain standing arrangements for the use of our data with key business and trade press including Reuters, The New York Times, USA Today, San Jose Mercury News, Hollywood Reporter, Boston Globe, CNET, and numerous other media outlets. We provide the media with timely insights regarding current events and identify emerging Internet trends, generating valuable press coverage. Our analysts are regularly featured on television and radio broadcasts, including segments on CNBC, CNN, CBS Marketwatch, and NPR.

INTELLECTUAL PROPERTY

        We regard the protection of our proprietary technology and information as important to our future success and ability to compete effectively in our markets. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. The steps we have taken or will take in the future may not, however, be sufficient to protect our technology and information from infringement or misappropriation, or to deter independent development of similar or superior technologies by others. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, and any such litigation could result in substantial expenses as well as the diversion of resources from the operation of our business.

        We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. In May 2002, NetRatings and Jupiter Media Metrix, Inc. entered into a settlement agreement pursuant to which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it had filed against NetRatings in March 2001. In connection with the settlement, we also acquired patents and patent applications relating to computer use tracking. As a result, we currently have two issued patents in the United States with regard to our computer use tracking technology (U.S. Patent No. 5,675,510 and U.S. Patent No. 6,115,680). In addition, patents for the technology covered by U.S. Patent No. 5,675,510 have also been issued in Japan, Canada, Australia, and Mexico, and we have patent applications pending in other jurisdictions.

        In addition to the computer use tracking patents and patent applications described above, we also have other pending patent applications which relate to other aspects of our proprietary technology. Furthermore, NetValue has a number of pending patent applications in various jurisdictions which relate to tracking online audience activity and behavior.

        Despite the efforts we have taken, others may claim that we have misappropriated a trade secret or infringed a patent, copyright, trademark, or other proprietary right belonging to them with respect to past, current, or future technologies. Any of those claims, whether meritorious or not, could be time-consuming, result in costly litigation, may distract management from other tasks of operating the business and may result in the loss of significant rights or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms we find acceptable or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations, and financial condition.

TECHNOLOGY AND OPERATIONS

        Our data collection, retrieval, and processing systems and software have been designed utilizing well-known industry standards for hardware and software data architecture and infrastructure. The architecture adheres to numerous standard programming languages, including hypertext machine language, or HTML, Java and C++, and network protocols, including hypertext transfer protocol, or HTTP. In addition, we believe that our system architecture is flexible and powerful enough to allow for continued growth in our portfolio of products and services.

        Our hardware systems are hosted at our facilities in Milpitas, California, New York, New York, Seattle, Washington, and at two off-site, professionally managed, computer centers in San Jose, California and Paris, France. Backup procedures are built into the processing environment in order to reduce downtime in the event of outages or catastrophic occurrences.

        In order to remain competitive in the current environment, we anticipate that we will continue to devote significant resources to product development and the development of delivery technology.

COMPETITION

        We believe that the primary competitive factors determining success in our markets include:

  •
  the ability to provide high-quality, accurate, and reliable data regarding Internet audience behavior and activity in a timely manner;

  •
  the breadth and depth of the product and services offered and their flexibility and ease of use;

  •
  the availability of data across various geographic areas;

  •
  the ability to offer high-quality analytical services based on the Internet audience measurement information;

  •
  the ability to offer products and services that meet the changing needs of our customers; and

  •
  the prices that are charged for the products and services, as well as the general economic conditions.

        We believe that we compete favorably with respect to each of these factors.

        We face competition in the United States and abroad for each of our products and services. We face direct competition from companies, such as comScore Networks, that provide panel-based Internet measurement services. We also compete with numerous providers of Web analytics solutions, including NetIQ, WebSideStory, and Red Sheriff, that offer products measuring audience visits by monitoring the Web site's server. In addition, we face competition from companies that offer survey research capabilities relating to online behavior and activity, such as Harris Interactive, Greenfield Online, and NFO. We compete less directly with the providers of syndicated and custom research on Internet behavior and commerce. Finally, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop new or alternative audience measurement technologies.

        We expect competition to intensify because of the business opportunities presented by the growth of Internet usage and Internet commerce around the world. Competition may also intensify as a result of industry consolidation, because of technological advancements in the way to measure Internet behavior and activity, or because some of our competitors may be able to provide additional or complementary services. In addition, many of our competitors have longer operating histories, larger customer bases and/or greater marketing resources than we have. Increased competition may result in reduced operating margins, loss of market share and diminished value in our services, as well as different pricing, service, or marketing decisions.

EMPLOYEES

        As of December 31, 2002, we had 259 full-time employees, including the employees of NetValue. Our joint ventures in France, Japan, and Brazil employed an additional 46 full-time employees as of December 31, 2002. Our employees in the United States are not covered by a collective bargaining agreement. Outside of the United States, we are subject to extensive regulation with respect to our employees in various jurisdictions. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

AVAILABLE INFORMATION

        We make available on our website (http://www.nielsen-netratings.com) under "About Us"—"Investor Relations"—"SEC Filings", free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        Our primary executive offices in the United States are located in Milpitas, California, where we lease approximately 40,000 square feet, and New York, New York, where we lease approximately 12,000 square feet. We also lease office space in Seattle, Washington.

        Outside of the United States, our office space is leased primarily through ACNielsen. Our joint ventures also lease office space in their respective international markets.

ITEM 3. LEGAL PROCEEDINGS

        Information regarding legal proceedings is set forth in Note 9 of the Notes to Financial Statements under the heading "Litigation" which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        NetRatings' common stock is quoted on the Nasdaq National Market under the symbol "NTRT". The following table sets forth the range of high and low closing sales prices for each period indicated. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During the periods indicated, the Company has not affected any stock split.

	2002		2001
	High	Low	High	Low
First Quarter	$16.40	$11.53	$15.88	$10.63
Second Quarter	13.82	8.74	14.01	10.38
Third Quarter	8.26	4.65	14.54	10.01
Fourth Quarter	7.20	5.05	16.39	10.10

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Holders of Common Stock

        As of February 28, 2003, there we approximately 101 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Equity Compensation Plan Information

        Information for our equity compensation plans in effect as of December 31, 2002, is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,450,000	$11.11	1,187,000
Equity Compensation plans not approved by security holders	26,000	$106.84	—
Total	4,476,000	$11.66	1,187,000

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein:

	For the years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$29,706	$23,504	$20,411	$3,040	$237
Gross profit (loss)	13,255	10,240	7,700	(3,883)	(824)
Total operating expenses	53,128	37,830	39,615	14,908	2,944
Operating loss	(39,873)	(27,590)	(31,915)	(18,791)	(3,768)
Net loss	(38,876)	(17,634)	(14,302)	(17,866)	(3,879)
Basic and diluted net loss per common share	$(1.17)	$(0.54)	$(0.45)	$(5.01)	$(2.78)
Weighted average shares outstanding used in computing basic and diluted net loss per common share	33,168	32,864	31,969	3,563	1,393
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$241,411	$322,563	$334,022	$332,256	$1,343
Working capital (deficit)	212,047	307,668	320,175	327,418	(2,791)
Total assets	331,645	341,699	351,165	336,799	1,965
Deferred revenue	11,202	7,031	10,876	3,444	280
Total stockholders' equity (deficit)	$288,666	$318,468	$326,101	$328,261	$(2,448)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail, and travel industries. As of December 31, 2002, we had approximately 750 clients. In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services.

        During 2002, following the mutual termination of an Agreement and Plan of Merger with Jupiter Media Metrix, Inc., we completed a number of acquisitions that expanded our portfolio of products and services in the United States and abroad. On April 9, 2002, we acquired substantially all the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix Inc. for $8.3 million in cash. The assets acquired include the AdRelevance suite of services and related patent applications, trademarks, and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

        On May 6, 2002, we acquired substantially all the assets related to DoubleClick's @Plan unit for $18.1 million in cash and stock. The assets acquired include the @Plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

        On May 7, 2002, we acquired, from ACNielsen Corporation, the remaining 80.1% interest in ACNielsen eRatings.com that we did not already own for $9.1 million in stock. Separately on May 7, 2002, we acquired selected assets from Jupiter Media Metrix related to their European Internet audience measurement services for $2 million in cash, allowing us to further expand our global customer base. Also on May 7, 2002, we and Jupiter Media Metrix entered into a settlement agreement under which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it filed against us in March 2001. As part of the settlement agreement, we paid Jupiter Media Metrix $15 million in cash and acquired from Jupiter Media Metrix its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510), related patent applications and all patents issuing from such applications, and related materials.

        On August 5, 2002, we announced the acquisition of 52% of NetValue's outstanding common stock, which was completed on August 9, 2002 through direct purchases from certain NetValue stockholders for a price of two Euros per NetValue share. On August 12, 2002, NetValue's board was reconstituted to provide NetRatings with majority control of NetValue's board. NetValue is a French company traded on the "Nouveau Marche" of the Euronext Paris exchange whose business is focused in the international Internet media and market research industries. In exchange for 52% of NetValue's outstanding common stock, we paid $7.1 million in cash and issued 266,000 shares of our common stock to certain NetValue common stockholders. On October 7, 2002, we commenced a simplified all-cash take-over bid to acquire the outstanding shares of NetValue that we did not already own for a price of two Euros per NetValue share. On November 4, 2002, the Conseil des Marches Financier, Paris, France, issued a statement announcing that we had acquired 2,858,000 shares of NetValue in the simplified all-cash take-over bid, which ended on October 28, 2002. As of December 31, 2002, we owned 8,011,000 shares of NetValue, representing approximately 86% of the capital and 87.5% of the voting rights of NetValue.

        We currently offer our products and services in thirteen locations around the world. During 2002, we discontinued operations in a number of international markets that were not viewed by us as critical markets. In France, Japan, and Brazil, our products and services are sold through joint ventures. As of December 31, 2002, we held a 50% ownership interest in Mediametrie eRatings.com, our French joint venture, and the remaining ownership interest was held by Mediametrie. As of December 31, 2002, we held an ownership interest in NetRatings Japan, our Japanese joint venture, of approximately 49%, and the remaining ownership interest was held by TransCosmos and other investors. As of December 31, 2002, we held a 49% ownership interest in Ibope eRatings.com, and the remaining ownership interest was held by Ibope. Revenue from our joint ventures' Internet audience measurement services are allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service. We use the equity method to account for our joint ventures.

        We generate revenues primarily from the sale of our Internet audience measurement products and services. Our products and services include both syndicated products and customized products. We primarily sell our syndicated products and services on an annual subscription basis and bill our clients in advance, typically on an annual or quarterly basis. We recognize revenue from the sale of our syndicated products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. Revenue from customized products and services is recognized in the period in which the product or service is provided. Therefore a significant portion of revenue recognized in any period results from the amortization of deferred revenue balances. We also derive a portion of our revenue from royalty payments from our joint venture partners.

        We have a limited operating history upon which investors may evaluate our business prospects. We have incurred net losses since our inception, and as of December 31, 2002, our accumulated deficit was $94.3 million. We expect to continue to invest in enhancing our products and service offerings, including investment in our MegaPanel service. As a result, we expect to continue to incur net losses for the foreseeable future.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, financing operations, contingencies, and litigation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management's judgment regarding the collectibility of those fees. We primarily sell these products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. If a contract's collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on our management's judgment and could adversely affect both revenue and deferred revenue.

Bad Debt

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make contractually required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and such allowances are based on management's judgment.

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

Goodwill and Intangible Assets

        We recorded goodwill and intangible assets during 2002 in connection with our acquisitions. Those intangible assets not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 1 to 13 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. We performed our annual evaluation of goodwill and intangibles as of December 1, 2002 and no impairment was indicated. We will reassess the carrying value of goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Investments

        We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus. These entities are non-publicly traded companies whose value is difficult to determine. For those investments accounted for based on the cost method, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For those investments accounted for based on the equity method, we reduce our investment in accordance with our equity in each joint venture's loss and record a corresponding loss on joint ventures in our statement of operations. The equity basis is adjusted for any additional capital contributions or commitments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and such amounts that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

        The following table sets forth for the years indicated certain financial data as a percentage of revenue:

	2002	2001	2000
Revenue	100%	100%	100%
Costs of revenue	55%	56%	62%
Gross profit	45%	44%	38%
Operating expenses:
Research and development	30%	31%	32%
Sales and marketing	46%	63%	86%
General and administrative	22%	24%	24%
Restructuring and other expenses	31%	—	—
Acquisition-related expenses	10%	—	—
Amortization of intangibles	8%	—	—
Stock-based compensation	32%	42%	52%
Total operating expenses	179%	161%	194%
Loss from operations	(134)%	(117)%	(156)%
Interest income, net	27%	66%	103%
Loss on joint ventures	(9)%	(24)%	(17)%
Impairment of investments	(15)%	—	—
Minority interest	—	—	—
Net loss	(131)%	(75)%	(70)%

        The following table sets forth operating results for each of the four quarters ended December 31, 2002 and 2001:

	2002
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)
Revenue	$4,313	$7,283	$8,698	$9,412
Gross profit	1,641	3,427	4,039	4,148
Loss from operations	(16,046)	(7,194)	(7,439)	(9,194)
Net loss	(14,643)	(6,490)	(5,976)	(11,767)
Net loss per share	$(0.45)	$(0.20)	$(0.18)	$(0.35)
	2001
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)
Revenue	$6,720	$6,090	$5,582	$5,111
Gross profit	3,411	2,758	2,141	1,930
Loss from operations	(7,181)	(7,295)	(6,902)	(6,211)
Net loss	(3,417)	(4,988)	(4,752)	(4,477)
Net loss per share	$(0.10)	$(0.15)	$(0.14)	$(0.14)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue.    We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell these services pursuant to one-year subscription agreements and bill our customers in advance, usually on an annual or quarterly basis. We also derive a portion of our revenue from our joint venture partners.

        Revenue increased 26% to $29.7 million for the year ended December 31, 2002 from $23.5 million for the year ended December 31, 2001. The increase in revenue was primarily due to the acquisitions during the second and third quarters of 2002. These increases were partially offset by the decrease in the amortization of deferred revenue as a result of an overall decline in contract sales due to a deteriorating economy. For the year ended December 31, 2002:

  •
  our global Internet audience measurement products and services increased to 85% of our revenue as compared to 73% for the year ended December 31, 2001, primarily due to the acquisitions during 2002;

  •
  our suite of custom and analytical services comprised 11% of the revenue as compared to 18% for the year ended December 31, 2001; and

  •
  our international royalties decreased to 4% of the revenue as compared to 9% for the year ended December 31, 2001, primarily due to the acquisition of eRatings during the year which eliminated royalties received from them.

        As of December 31, 2002, approximately 750 customers worldwide subscribed to our products and services. Our global contract renewal rate was 64% for the fourth quarter of 2002 compared with a 53% renewal rate for the fourth quarter of 2001. Our global average sales price was $60,000 for the fourth quarter of 2002 compared with $48,000 for the fourth quarter of 2001. During the year ended December 31, 2002, no customer accounted for more than 10% of our revenue.

        Cost of Revenue.    Cost of revenue consists primarily of expenses related to the recruitment, maintenance, and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer's subscription agreement, as the data is provided, as well as the royalty fees associated with certain data partnering agreements.

        Cost of revenue increased 24% to $16.5 million, or 55% of revenue for the year ended December 31, 2002 from $13.3 million, or 56% of revenue for the year ended December 31, 2001. Cost of revenue increased due to (i) the expansion of our data center primarily related to the acquisition of AdRelevance; (ii) expenses related to the third party generated surveys related to the @Plan product; and (iii) the international panel expenses related to the acquisitions of eRatings and NetValue. These increases were partially offset by a reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse and a reduction in panel fees associated with both the U.S. home and at-work panels as recruiting efforts decreased.

        In February 2003, we announced our intention to launch a MegaPanel service in the United States and to expand the service internationally, which will require significant investment in recruitment and panel related costs.

        Research and Development.    Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred. Research and development expenses increased 19% to $8.8 million for the year ended December 31, 2002 from $7.4 million for the comparable period in 2001. Research and development expenses represented 30% and 31% of revenue for the years ended December 31, 2002 and 2001, respectively. The increase was primarily due to increased research and development personnel and associated payroll expenses resulting from the acquisitions during the year, partially offset by our reduction in workforce in the first quarter of 2002.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. Sales and marketing expenses decreased 7% to $13.8 million for the year ended December 31, 2002 from $14.8 million for the comparable period in 2001. Sales and marketing expenses represented 46% and 63% of revenue for the years ended December 31, 2002 and 2001, respectively. The decrease was primarily related to a reduction in advertising, public relations, travel, and entertainment expenses resulting from our efforts to reduce discretionary spending. The decrease was partially offset by an increase in payroll and related expenses resulting from an increased headcount in 2002.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology, and other administrative personnel, in addition to professional fees and other general corporate expenses. General and administrative expenses increased 12% to $6.4 million for the year ended December 31, 2002 from $5.7 million for the comparable period in 2001. General and administrative expenses represented 22% and 24% of revenue for the years ended December 31, 2002 and 2001, respectively. The increase in absolute dollars was primarily related to higher payroll and related expenses due to a higher average headcount in 2002. In addition, higher travel and related expenses during 2002 further contributed to the overall increase in general and administrative expenses.

        Restructuring and Other Expenses.    During the first quarter of 2002, we initiated a restructuring plan to streamline our business to focus on core products, refine our product line, and consolidate space at our Milpitas, California facility. This plan also included a 15% reduction in workforce. The restructuring expense of $7.0 million recorded in the first quarter reflected the severance expenses related to the termination of 24 employees, all of whom have been terminated; accruals related to costs to terminate or transition contracts due to the elimination of products; impairment charges related to fixtures and equipment; and an accrual for the lease payments related to office space in excess of our current and projected future needs. During the fourth quarter of 2002, we decreased by $426,000 our accruals related to the elimination of products due to the successful resolution of customer contract issues related to the eliminated products, and recorded additional charges related to legal matters, intangible assets, and severance benefits based on the identification of 16 additional employees who were terminated prior to December 31, 2002. We expect these restructuring activities will result in annual operating expense savings of approximately $2,500,000. There were no corresponding expenses recorded during 2001.

        Acquisition-related Expenses.    During the first quarter of 2002, we recognized acquisition-related expenses of $3.0 million related to the terminated merger between NetRatings and Jupiter Media Metrix. There were no corresponding charges in 2001.

        Amortization of Intangibles.    During the year ended December 31, 2002, we recognized amortization of intangible assets of $2.4 million resulting from the amortization of the specifically identified intangibles associated with the acquisitions of AdRelevance, @Plan, eRatings, and NetValue and other intangible assets, including patents. There was no corresponding amortization in 2001.

        Stock-based Compensation.    Stock-based compensation primarily represents amortization of deferred charges related to stock warrants which Nielsen Media Research exercised in December 1999. Stock-based compensation expenses decreased 5% to $9.4 million, or 32% of revenue for the year ended December 31, 2002 from $9.9 million, or 42% of revenue for the year ended December 31, 2001. The decrease primarily resulted from the scheduled amortization of our stock-based compensation costs, partially offset by the expenses associated with the accelerated vesting for the former chairman of the board.

        Loss from Joint Ventures.    Loss from joint ventures decreased 55% to $2.5 million, or 9% of revenue for the year ended December 31, 2002 from $5.6 million, or 24% of revenue for the year ended December 31, 2001. The decrease was primarily due to our acquisition of ACNielsen's interest in eRatings in May 2002, after which eRatings' losses have been reported in our consolidated results rather than in the loss from joint ventures. The decrease in losses is also due to a 50% reduction in the number of countries in which the Nielsen//NetRatings service is offered when compared to the corresponding period in 2001.

        Impairment of Investments.    Management performs regular reviews to determine if investments are impaired. During our 2002 fourth quarter review, we determined that two of our investments in equity securities were impaired due to changes in the companies' business models and their deteriorating financial position. Since we concluded that these impairments were other than temporary, we recognized one-time non-cash charges of $4.5 million. There was no corresponding impairment of investments in 2001 and at December 31, 2002 we have written down our long-term investments to zero.

        Interest Income, Net.    Interest income, net, decreased 49% to $8.0 million for the year ended December 31, 2002 from $15.6 million for the comparable period in 2001. The decrease reflects an overall reduction of interest rates in 2002 when compared with 2001. Decrease in interest income also resulted from an overall reduction in cash and cash equivalents during 2002 as a result of the repurchase of shares of common stock from two former executives, acquisitions completed during the year and the settlement of the patent infringement litigation with Jupiter Media Metrix.

        We anticipate interest income to continue to decline as the current market conditions prevail.

        Minority Interest.    At December 31, 2002 we owned approximately 86% of the capital of NetValue. The minority interest in the loss of NetValue was recorded to reflect the interest of the minority shareholders in the operations of NetValue. There were no corresponding amounts in 2001.

        Operating Loss.    Operating loss increased 45% to $39.9 million, or 134% of revenue for the year ended December 31, 2002 from $27.6 million, or 117% of revenue for the year ended December 31, 2001. The increase is primarily due to the higher production costs for our online products and services as the result of acquisitions, restructuring and other expenses, acquisition-related expenses, and amortization of intangibles. The increase in operating loss was partially offset by an increase in revenue, a reduction in sales and marketing expenses, and a reduction in amortization of stock-based compensation during 2002.

        Net Loss.    For the year ended December 31, 2002, our net loss increased to $38.9 million, or $1.17 per share on approximately 33.2 million shares outstanding, as compared with a net loss of $17.6 million, or $0.54 per share on approximately 32.9 million shares outstanding for year ended December 31, 2001. The increase is primarily due to (i) a decrease in interest income resulting from acquisitions and the reduction in interest rates, (ii) impairment of investments, (iii) restructuring expenses, (iv) acquisition-related expenses, (v) amortization of intangible assets, and (vi) an increase in cost of revenue expenses. These increases were partially offset by (i) higher revenue in 2002, (ii) a reduction in sales and marketing expenses, (iii) a reduction in joint venture losses as the result of the acquisition of eRatings and (iv) the reduction in amortization of stock-based compensation.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue.    Revenue increased 15% to $23.5 million for the year ended December 31, 2001 from $20.4 million for the year ended December 31, 2000. Sales of our information and analytical products and services accounted for substantially all of the revenue for each year. The increase in revenue was primarily due to the amortization of deferred revenue from the contract sales in 2000 and from increased revenue related to the introduction of international audience measurement services during 2000. For the year ended December 31, 2001:

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

        Cost of Revenue.    Cost of revenue increased 4% to $13.3 million, or 56% of revenue for the year ended December 31, 2001 from $12.7 million, or 62% of revenue for the year ended December 31, 2000. The increase reflects costs incurred in 2001 related to the production support of our Nielsen//NetRatings online services, a full year's amortization of the data acquisition costs due to our joint ventures which is recognized ratably over the terms of the subscription agreements, as the data is provided, and royalties to strategic partners. The increase was offset by a decrease in expenses related to the Canadian panel and U.S. home and at-work panels. The decrease in percentage was primarily due to our higher revenues.

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

        Stock-based Compensation.    Stock-based compensation expenses decreased 7% to $9.9 million, or 42% of revenue for the year ended December 31, 2001 from $10.7 million, or 52% of revenue for the year ended December 31, 2000. The decrease primarily resulted from the scheduled amortization of our stock-based compensation costs.

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

Inflation

        Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

        At December 31, 2002, the Company's cash and cash equivalents and short-term investments were $241.4 million compared with $322.6 million at December 31, 2001. The primary use of cash during 2002 was to repurchase shares of common stock from two former executives, fund acquisitions and operations, and settle the patent infringement litigation.

        Cash used in operating activities was $18.9 million in 2002 due to our net loss of $38.9 million and cash used in working capital changes of $1.6 million offset by non-cash charges of $21.7 million. The non-cash expenses include $9.4 million for stock-based compensation, $2.6 million for depreciation, $2.5 million for loss on joint ventures, $2.4 million for amortization of intangible assets and $4.5 million for impairment of investments. Cash used in operating activities was $1.7 million in 2001 due to our net loss of $17.6 million offset by net working capital changes of $2.5 million, non-cash expenses of $9.9 million for stock-based compensation, $1.6 million for depreciation, $5.6 million for loss on joint ventures, and provision for doubtful accounts of $0.5 million. Cash provided by operating activities was $7.8 million in 2000. Our $14.3 million net loss in 2000 was offset by our net working capital changes of $6.2 million and non-cash expenses of $10.7 million for stock-based compensation, $1.2 million for depreciation, and $3.4 million for loss on joint ventures and provision for doubtful accounts of $0.6 million. We expect net cash used in operating activities to increase during 2003 due to the launch of our MegaPanel service announced in February 2003, and a continued decrease in interest income as a result of our lower cash and short-term investments balances and the low interest rate environment.

        Net cash provided by investing activities during 2002 was $34.7 million reflecting net sales of our short-term investments of $77.9 million. The increase was partially offset by cash paid for acquisitions, net of cash acquired, cash investments in joint ventures and patent settlement and acquisition costs totaling $40.4 million, and acquisition of property and equipment of $2.7 million. Net cash provided by investing activities during 2001 was $42.3 million due to net sales of our short-term investments of $51.4 million, partially offset by cash investments in joint ventures of $7.8 million, and acquisition of property and equipment of $1.3 million. Net cash used in investing activities totaled $280.4 million in 2000 primarily related to the net purchase of $276.2 million in short-term investments, investments in joint ventures of $1.3 million, and capital expenditures of $3.0 million. We had no material capital expenditure commitments at December 31, 2002 and anticipate that capital expenditure spending will approximate the 2002 level of spending. We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations and investments in joint ventures and other potential strategic investments.

        Net cash used in financing activities totaled $18.8 million for the year ended December 31, 2002. This was primarily related to $20.6 million used to repurchase 1.5 million shares of common stock from two former executive officers, offset by the exercise of options and stock issued through our employee stock purchase plan, totaling $1.9 million. Net cash used in financing activities totaled $743,000 in 2001. This was primarily related to a $3.0 million payment to settle outstanding litigation against us, which was partially offset by the exercise of options and the purchase of stock through the employee stock purchase plan, amounting to $2.4 million. Net cash provided by financing activities totaled $903,000 in 2000, primarily related to the exercise of options and the purchase of stock through the employee stock purchase plan, offset by payments on our capital lease obligations.

        As of December 31, 2002, minimum payments under all non-cancelable lease agreements were as follows (in thousands):

Year ending December 31:
2003	$2,004
2004	1,726
2005	251
2006	—
2007 and thereafter	—

Total minimum lease payments	$3,981

        In connection with business acquisitions and restructuring activities in 2002, our restructuring liability account includes accruals for several facilities in which there is idle space or space in excess of projected needs. Rent payments related to these facilities are not included in the future minimum lease commitments.

        In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for panel development, panel maintenance, and marketing. There are no material commitments for these arrangements extending beyond 2003. While we have historically made additional contributions to our joint ventures in order to maintain our ownership percentage, we are not contractually required to make such contributions. In the event of a request for capital infusion, we have the option as to whether or not we participate in the round of funding. Should we elect not to participate our equity position would be diluted in that joint venture.

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

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

        An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our company. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks (i) could materially adversely affect our business, operating results, and financial condition, (ii) could cause the trading price of our common stock to decline, and (iii) could cause you to lose all or part of your investment.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

        We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million for the year ended December 31, 2001, and $38.9 million for the year ended December 31, 2002, and as of December 31, 2002, our accumulated deficit was $94.3 million. We intend to continue to make significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

        We were incorporated in July 1997 and did not start generating revenue until the quarter ended June 30, 1998. We introduced our Nielsen//NetRatings Internet Audience Measurement Service in the quarter ended June 30, 1999. Many of our other products and services were first offered by us during 2002. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays, and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

  •
  the risk that a competing company's Internet audience measurement service will become the accepted standard for Internet audience measurement;
  •
  the extent of growth, if any, in the Internet audience measurement market;
  •
  our potential inability to successfully manage any significant growth we may achieve in the future;
  •
  our potential inability to successfully integrate any acquired business, technology, or service; and
  •
  the risks associated with our international operations, including the necessary investments in our international joint ventures.

OUR QUARTERLY REVENUES MAY FLUCTUATE SIGNIFICANTLY AND BECAUSE OUR EXPENSE LEVELS ARE BASED IN LARGE PART ON OUR ESTIMATES OF FUTURE REVENUES, AN UNEXPECTED SHORTFALL IN REVENUE WOULD SIGNIFICANTLY HARM OUR OPERATING RESULTS AND COULD LEAD TO REDUCED PRICES FOR OUR STOCK

        Due to our limited operating history and the evolving nature of the market in which we compete, our future revenue is difficult to forecast. Further, our expense levels are based largely on our investment plans and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could lead our stock price to fall sharply, particularly following quarters in which our operating results fail to meet expectations.

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

THE CURRENT ECONOMIC DOWNTURN HAS ADVERSELY AFFECTED OUR BUSINESS

        General economic conditions, and conditions in the Internet sector in particular, have caused some of our customers to cease operations and others to cancel their contracts or reduce their spending on the products and services that we supply. In addition, our AdRelevance business derives, and expects to continue to derive for the foreseeable future, a large portion of its revenue from the automated retrieval and delivery of online advertising data. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of marketing and advertising budgets, especially by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased.

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

        In France, a simple majority ownership position is not, however, sufficient to ensure the complete acquisition of a company, as may occur in the United States through the use of a merger structure. French law provides a mechanism for obtaining complete control of a company but only if we acquire 95% or greater of NetValue's outstanding stock. Should we not be able to reach the 95% ownership threshold in NetValue, or if the complete acquisition of NetValue were delayed, NetValue would continue to operate as a separate entity in France. Continued operation of a public company subsidiary in France would result in increased operating expenses, including legal, accounting, and other administrative expenses.

THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING AND ELECTRONIC COMMERCE IS UNCERTAIN, AND IF THESE MARKETS FAIL TO DEVELOP OR DEVELOP MORE SLOWLY THAN WE EXPECT, OUR BUSINESS WILL SUFFER

        Our future success will depend in part on an increase in the use of the Internet as an advertising medium, the proliferation of e-commerce, and the use of the Internet as part of multi-channel marketing strategies. These markets and marketing techniques are new and rapidly evolving, and the long term effectiveness of Internet advertising is uncertain. More recently, in the face of a slowing economy overall, there has been increased uncertainty about the demand and market acceptance for Internet advertising and e-commerce.

        The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective and unique, and effectively deal with issues such as channel conflict and infrastructure costs. Growth in the use of the Internet for e-commerce may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of customers. In addition, many current and potential publishers of content and commerce merchants on the Internet have little or no experience in generating revenue from the sale of advertising space on their Internet sites or from conducting online commerce transactions. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to emerge or become sustainable. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

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

        We believe that the principal competitive factors in our market are:

  •
  the ability to provide high-quality, accurate and reliable data regarding Internet audience behavior and activity in a timely manner;
  •
  the breadth and depth of the product and services offered and their flexibility and ease of use;
  •
  the availability of data across various geographic areas;
  •
  the ability to offer high-quality analytical services based on the Internet audience measurement information;
  •
  the ability to offer products and services that meet the changing needs of our customers; and
  •
  the prices that are charged for the products and services, as well as the general economic conditions.

        Some of our competitors may be able to:

  •
  devote greater resources to marketing and promotional campaigns;
  •
  adopt more aggressive pricing policies; or
  •
  devote more resources to technology and systems development.

        In light of these factors, we may be unable to compete successfully in our market.

ANY ACQUISITIONS OR EQUITY INVESTMENTS THAT WE UNDERTAKE COULD BE DIFFICULT TO CLOSE AND INTEGRATE, MAY DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE, OR HARM OUR OPERATING RESULTS

        We may continue to acquire or make investments in complementary businesses, technologies, services, or products if appropriate opportunities arise. Negotiating such acquisitions can be difficult, time consuming, and expensive and our ability to close such transactions may often be subject to approvals, such as governmental regulation, which are beyond our control. Consequently, we can make no assurances that such acquisitions, once undertaken and announced, will close. Further, the process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Companies in which we invest may not be successful in executing their business strategies and we may be required to write-off all or part of our investment. We may be unable to identify, negotiate or finance future acquisitions or investments successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could harm our business.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH FOR THE DEVELOPMENT AND MAINTENANCE OF PANELS OF INTERNET USERS IN THE UNITED STATES AND ON ACNIELSEN AND OUR OTHER JOINT VENTURE PARTNERS FOR THE DEVELOPMENT AND MAINTENANCE OF SUCH PANELS IN INTERNATIONAL MARKETS

        The data for our audience measurement service is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies that we employ in geographic locations outside of the United States, Canada, France, and Japan have been developed and maintained by eRatings using ACNielsen's proprietary sampling methodology and employees made available to eRatings by ACNielsen. As part of the acquisition of eRatings by NetRatings in May 2002, ACNielsen granted NetRatings a license to use ACNielsen's sampling methodology and the "Nielsen" name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide eRatings, for a period of five years following the acquisition with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services which were provided to eRatings by ACNielsen prior to the acquisition. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

VNU N.V., THROUGH ITS WHOLLY-OWNED SUBSIDIARIES NIELSEN MEDIA RESEARCH AND ACNIELSEN, CONTROLS A MAJORITY OF OUR OUTSTANDING STOCK AND ITS REPRESENTATIVES CONSTITUTE A MAJORITY OF OUR BOARD OF DIRECTORS

        VNU, N.V., through its wholly-owned subsidiaries Nielsen Media Research and ACNielsen, has a majority stock ownership position in NetRatings, which enables it to control the direction and policies of NetRatings, including the election of our board of directors, amendment of our certificate of incorporation, and decisions regarding mergers, acquisitions, consolidations, and the sale of all or substantially all of our assets. This control may have the effect of discouraging certain types of transactions involving a change of control.

        In addition, VNU can control or influence the terms of our important commercial transactions, including our strategic relationships with Nielsen Media Research and ACNielsen. VNU's representatives on our board are expected to recuse themselves from deliberations in which they have a conflict of interest. However, these directors may take actions that favor VNU's interests over the interests of other stockholders, as a result, for instance, of conflicts of interest that are not apparent at the time of such actions.

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

OUR COSTS TO DEVELOP AND MAINTAIN ACCURATE INTERNET AUDIENCE MEASUREMENT PANELS ARE SIGNIFICANT AND MAY INCREASE

        We believe that the quality, size, and scope of our panels is critical to the success of our business. To date, the expense of recruiting and operating our audience measurement panels has made up a very significant portion of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a decrease in our gross margin. The costs associated with maintaining the quality, size, and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot necessarily control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. We have limited experience in developing Internet audience measurement panels, and we could experience lower cooperation rates or higher turnover rates in the future.

        In February 2003, we announced our intention to launch a MegaPanel service in the United States and to expand the service internationally, which will require significant investment. There can be no assurance that we will be successful in selling our MegaPanel service in the United States or internationally.

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT'S ATTENTION AND RESOURCES

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

        Meeting these challenges may be difficult given the circumstances we face at the present time. The operations of eRatings that we have acquired are not supported by an existing independent eRatings infrastructure. Historically, most of the back office services and employees and facilities required by eRatings have been made available to it by ACNielsen under various intercompany service agreements and arrangements. Although ACNielsen no longer owns a direct equity interest in eRatings, ACNielsen has agreed to grant NetRatings a license to use ACNielsen's proprietary audience sampling methodology and the "Nielsen" trademark outside of North America in the Internet audience measurement business, and has entered into a services agreement to provide eRatings, for a period of five years beginning in May 2002, with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services currently provided to eRatings by ACNielsen. Accordingly, for a significant period of time we expect that the eRatings business will be substantially dependent upon these arrangements with ACNielsen for its infrastructure, for the continued maintenance of its Internet audience measurement panels and otherwise for the operation of its business. Although ACNielsen may agree to extend the five-year term of the arrangements, there can be no assurance that it would choose to do so.

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

        We believe that an increasing proportion of Internet use will involve alternative Internet access devices such as Web-enabled phones, television set-top boxes and internet enabled gaming consoles and that there will eventually be a convergence of Internet content and television programming. Accordingly, in order to continue to provide information about audience behavior throughout all major segments of the Internet, we will be required to develop new products and services that address these evolving technologies. We may be unsuccessful in identifying new product and service opportunities or in developing or marketing new products and services in a timely or cost-effective manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability. Finally, we may not be successful in adapting our data collection software to evolving types of Internet access devices or content. If we are unable to provide audience measurement information regarding any significant segments of Internet use, demand for our products and services may suffer.

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

        Our future success depends in large part on our ability to attract, retain, and motivate highly skilled employees. We may have difficulties in retaining employees because many of our employees hold options to purchase our stock at prices significantly above the current market price for our stock. Although we provide compensation packages that include competitive salaries, stock options, bonus incentives, and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which would harm our business.

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

OUR BUSINESS MAY BE HARMED IF WE SUPPLY INACCURATE INFORMATION TO OUR CUSTOMERS

        If we furnish inaccurate information to our customers, our brand may be harmed. The information in our databases, like that in any database, may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement methodologies or databases could have an adverse effect on our ability to attract new customers and retain existing customers and could ultimately harm our brand. Our customer contracts generally provide that each customer must indemnify us for any damages arising from the use of data, reports or analyses by the customer or the performance of any consulting, analytic, or other services by us. However, we cannot be certain that our contract provisions provide sufficient protection and, in any event, enforcing these protections could be very costly. Any liability that we incur or any harm to our brand that we suffer because of irregularities or inaccuracies in the data we supply to our customers could harm our business.

SYSTEM FAILURES OR DELAYS MAY HARM OUR BUSINESS, AND OUR FACILITIES AND INTERNAL COMPUTER OPERATIONS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED LOSSES

        Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or our data gathering procedures could impede the processing of data, customer orders, and day-to-day management of our business and could result in the corruption or loss of data.

        Our internal computer operations are located in leased facilities in San Jose, California, in an area that is susceptible to earthquakes. We do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, if this location experienced a system failure, our online services would become unavailable to our customers until we were able to bring an alternative facility online, a process which could take several weeks. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins, and similar events.

        We intend to develop back-up systems outside of San Jose. However, as we replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

        During 2001, the western United States (and California in particular) experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities were subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. In addition, due to these power supply shortages, we may be subject to significantly greater power costs which may adversely affect our financial results.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

        We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright, and trade secret laws to protect our proprietary rights, and we seek to obtain the issuances of patents for our core technology and the registration of our material trademarks and service marks in the United States and in selected other countries. We cannot assure you, however, that the steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all. On March 17, 2003, we filed a patent infringement lawsuit against The NPD Group alleging that NPD is using methods for computer use tracking that infringes one of our patents for computer use tracking (United States Patent No. 6,115,680).

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT WOULD BE COSTLY TO RESOLVE OR MAY REQUIRE US TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS

        Third parties may, from time to time, assert claims that we have infringed upon their proprietary rights or claims that our own trademarks, patents, or other intellectual property rights are invalid. Such claims could adversely affect our reputation and the value of our own proprietary rights. From time to time we have been, and we may in the future be, subject to such claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties. Protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

        Any claims of infringement and any resulting litigation, should they occur, could subject us to significant liability for damages, restrict us from using our technology or from operating our business generally, or require us to make changes to our technology. Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, and divert management attention and resources. In addition, such claims could result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar arrangements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we may be required to either cease offering the subject product or change our technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition, and results of operations.

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

PRIVACY CONCERNS COULD LEAD TO LEGISLATIVE, REGULATORY, AND OTHER LIMITATIONS THAT COULD AFFECT OUR ABILITY TO COLLECT AND USE INFORMATION ABOUT INTERNET USERS, IMPAIR OUR ABILITY TO PROVIDE OUR PRODUCTS AND SERVICES TO CLIENTS AND EXPOSE US TO LIABILITY

        Privacy concerns could lead to legislative, judicial, and regulatory limitations on our ability to collect, maintain and use information about Internet users. Restrictions could be placed upon the collection, management, aggregation, and use of information, which could require significant reengineering time and resources. We could be prohibited from collecting or disseminating certain types of information, which could in turn materially adversely affect our ability to provide our products and services to our clients. Failure to comply with the law and regulatory requirements may result in, among other things, administrative enforcement actions and fines, class action lawsuits, and civil and criminal liability. The occurrence of one or more of these events could materially harm our business, results of operation, and financial condition.

GOVERNMENTAL REGULATION OF THE INTERNET MIGHT HARM OUR BUSINESS

        The applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. In addition, governmental authorities in various countries may seek to further regulate the Internet with respect to issues such as user privacy, pornography, acceptable content, advertising, e-commerce, taxation, and the pricing, characteristics and quality of products and services. Therefore, any new legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which might harm our business. Finally, the global nature of the Internet could subject us to the laws of a foreign jurisdiction in an unpredictable manner.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS, AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES TO INCREASE AND IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

        In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of stock options we grant to our employees, which may affect our ability to recruit or retain key employees.

A SALE BY VNU OF ITS STAKE IN NETRATINGS COULD ADVERSELY AFFECT OUR STOCK PRICE

        There are no contractual restrictions on the ability of VNU, through its Nielsen Media Research or ACNielsen subsidiaries, to sell shares of our common stock, although sales in the public market will be subject to the volume limitations of SEC Rule 144. Pursuant to these volume limitations, a controlling stockholder may sell shares under Rule 144 only if the shares to be sold, together with the shares sold during the past three months, do not exceed the greater of 1% of the issuer's outstanding shares or the average weekly trading volume of the issuer's shares during the preceding four calendar weeks. Nielsen Media Research, ACNielsen, and several of our other stockholders have the right, under certain circumstances, to require us to register their stock for sale to the public, with the exception of the shares issued to ACNielsen in the acquisition of eRatings. Should VNU decide to sell its stake in NetRatings, it could adversely affect our stock price. Additionally, VNU will have the ability to transfer control of NetRatings, possibly at a premium over the then- current market price. Because VNU will have the ability to effect such a transfer of control unilaterally, other stockholders could be denied an opportunity to participate in the transaction and receive a premium for their shares.

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

  •
  the authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

  •
  provisions in our bylaws eliminating stockholders' rights to call a special meeting of stockholders and requiring advance notice of any stockholder nominations of director candidates or any stockholder proposal to be presented at an annual meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2002, we had cash and cash equivalents and short-term investments of $241.4 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of December 31, 2002, our investments had a weighted-average time to maturity of approximately 240 days.

        The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2002.

	Time to maturity
	One year or less	One to two years
	(in thousands, except percent data) (unaudited)
Cash and cash equivalents	$84,569	—
Average interest rates	1.07%	—
Short term investments	$125,629	$31,213
Average interest rates	3.02%	3.31%

        NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net losses of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the losses recorded for the international operations and joint ventures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETRATINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
NetRatings, Inc.:

        We have audited the accompanying consolidated balance sheets of NetRatings, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of NetRatings, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetRatings, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

February 14, 2003
San Jose, California

NETRATINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$84,569	$87,483
Short-term investments	156,842	235,080
Accounts receivable, net	7,721	4,371
Due from joint ventures	1,268	2,877
Prepaid expenses and other current assets	2,610	1,088

Total current assets	253,010	330,899
Property and equipment, net	2,994	2,402
Deferred acquisition costs	—	3,565
Intangibles, net	21,684	—
Goodwill	51,298	—
Other assets	2,659	4,833

Total assets	$331,645	$341,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,962	$2,834
Accrued liabilities	11,891	6,362
Deferred revenue	11,202	7,031
Capital lease obligations	—	89
Due to related parties	7,304	6,915
Restructuring reserves	6,604	—

Total current liabilities	40,963	23,231
Minority interest	2,016	—
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $0.001:
Authorized shares: 200,000;
Issued shares: 35,114 and 33,154 at December 31, 2002 and 2001, respectively; outstanding shares: 33,614 and 33,154 at December 31, 2002 and 2001, respectively	35	33
Additional paid-in capital	418,779	398,868
Deferred compensation and other costs	(16,692)	(25,939)
Accumulated other comprehensive income	1,513	968
Treasury stock	(20,631)	—
Accumulated deficit	(94,338)	(55,462)

Total stockholders' equity	288,666	318,468

	$331,645	$341,699

See accompanying notes to the financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2002	2001	2000
Revenue	$29,706	$23,504	$20,411
Cost of revenue	16,451	13,264	12,711

Gross profit	13,255	10,240	7,700
Operating expenses:
Research and development	8,776	7,353	6,585
Sales and marketing	13,801	14,837	17,528
General and administrative	6,433	5,734	4,849
Restructuring and other expenses	9,228	—	—
Acquisition-related expenses	3,033	—	—
Amortization of intangibles	2,425	—	—
Stock-based compensation	9,432	9,906	10,653

Total operating expenses	53,128	37,830	39,615

Loss from operations	(39,873)	(27,590)	(31,915)
Loss on joint ventures	(2,549)	(5,605)	(3,427)
Impairment of investments	(4,500)	—	—
Interest income, net	8,029	15,561	21,040
Minority interest in net income of consolidated subsidiary	17	—	—

Net loss	$(38,876)	$(17,634)	$(14,302)

Basic and diluted net loss per common share	$(1.17)	$(0.54)	$(0.45)

Shares used to compute basic and diluted net loss per common share	33,168	32,864	31,969

See accompanying notes to the financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Deferred Compensation and Other Costs	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital					Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 1999	32,118	$32	$398,357	$(46,574)	$(28)	—	$—	$(23,526)	$328,261
Net loss	—	—	—	—				(14,302)	(14,302)
Unrealized gain from short-term investments	—	—	—	—	294	—	—	—	294

Comprehensive loss									(14,008)

Issuance of common stock	520	1	1,066	—	—	—	—	—	1,067
Amortization of deferred compensation	—	—	(187)	1,735	—	—	—	—	1,548
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105
Repayment of note receivable from stockholder	—	—	128	—	—	—	—	—	128

Balances at December 31, 2000	32,638	33	399,364	(35,734)	266	—	—	(37,828)	326,101
Net loss	—	—	—	—	—	—	—	(17,634)	(17,634)
Unrealized gain from short-term investments	—	—	—	—	702	—	—	—	702

Comprehensive loss									(16,932)

Issuance of common stock	516	—	2,363	—	—	—	—	—	2,363
Stock-based compensation expense	—	—	377	—	—	—	—	—	377
Amortization of deferred compensation	—	—	(266)	690	—	—	—	—	424
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105
Additional financing fees (see note 9)	—	—	(2,970)	—	—	—	—	—	(2,970)

Balances at December 31, 2001	33,154	33	398,868	(25,939)	968	—	—	(55,462)	318,468
Net loss	—	—	—	—	—	—	—	(38,876)	(38,876)
Unrealized gain from short-term investments	—	—	—	—	203	—	—	—	203
Accumulated translation adjustment	—	—	—	—	342	—	—	—	342

Comprehensive loss									(38,331)

Stock based compensation charges	—	—	1,287	—	—	—	—	—	1,287
Stock repurchase	—	—	—	—	—	1,500	(20,631)	—	(20,631)
Issuance of stock in conjunction with acquisitions	1,521	2	16,758	—	—	—	—	—	16,760
Issuance of common stock	439	—	1,949	—	—	—	—	—	1,949
Amortization of deferred compensation	—	—	(83)	142	—	—	—	—	59
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105

Balances at December 31, 2002	35,114	$35	$418,779	$(16,692)	$1,513	1,500	$(20,631)	$(94,338)	$288,666

See accompanying notes to the financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net loss	$(38,876)	$(17,634)	$(14,302)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of effects of acquired businesses:
Depreciation	2,647	1,614	1,215
Loss on joint ventures	2,549	5,605	3,427
Provision for doubtful accounts	133	490	665
Stock-based compensation	9,432	9,906	10,653
Impairment of investments	4,500	—	—
Minority interest	(17)	—	—
Amortization of intangibles	2,425	—	—
Changes in current assets and liabilities:
Accounts receivable	3,419	2,416	(5,292)
Due from joint ventures	1,609	89	(2,267)
Prepaids, other current assets, and other assets	1,762	592	(756)
Deferred acquisition costs	3,565	(3,565)	—
Accounts payable	(3,989)	907	281
Accrued liabilities	(6,898)	2,068	3,476
Restructuring reserves	723	—	—
Due to related parties	1,029	(312)	3,278
Deferred revenue	(2,862)	(3,845)	7,432

Net cash (used in) provided by operating activities	(18,849)	(1,669)	7,810

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,743)	(1,294)	(2,988)
Purchase of investments	(360,183)	(716,729)	(903,384)
Sale of investments	438,069	768,163	627,197
Acquisitions, net of cash acquired of $15,504, investment in joint ventures and patent settlement/acquisition	(40,438)	(7,855)	(1,253)

Net cash provided by (used in) investing activities	34,705	42,285	(280,428)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,950	2,364	1,067
Repayment of notes receivable from stockholder	—	—	128
Additional financing fees	—	(2,970)	—
Principal payments on notes payable and capital lease obligations	(89)	(137)	(292)
Stock repurchase	(20,631)	—	—

Net cash (used in) provided by financing activities	(18,770)	(743)	903

Net increase (decrease) in cash and cash equivalents	(2,914)	39,873	(271,715)
Cash and cash equivalents at beginning of period	87,483	47,610	319,325

Cash and cash equivalents at end of period	$84,569	$87,483	$47,610

Supplemental disclosure of cash flow information
Cash paid for interest	$204	$120	$54
Stock issued in conjunction with acquisitions	$16,760	$—	$—

See accompanying notes to the financial statements.

NETRATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

NetRatings

        NetRatings, Inc. ("NetRatings" or the "Company") is a provider of Internet audience measurement and analysis in the United States and around the world. All of the Company's products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. The Company has a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail, and travel industries. The Company's products and services are primarily sold on an annual subscription basis. In 1998 and 1999, the Company formed strategic relationships with Nielsen Media Research, a provider of television audience measurement and related services in the United States, and ACNielsen, a global provider of market research information and analysis. The segment in which NetRatings currently operates is the market for providing media and market research focused on Internet audience behavior and activity. All of the Company's revenues are generated through the sale of products in this one segment.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of NetRatings and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. The results of NetRatings' international operations are included from their acquisition dates through November 30, 2002. The impact of this one month lag is not significant to NetRatings' consolidated financial results.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments including money market accounts, commercial paper, U.S. government and agency securities, and corporate notes with insignificant interest-rate risk and original maturities of three months or less at date of purchase. Cash and cash equivalents are stated at fair market value. Interest income was $8,398,000, $16,342,000, and $21,261,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Short-Term Investments

        Short-term investments consist principally of corporate notes, commercial paper and U.S. Government and agency securities, all of which are carried at fair market value. All short-term investments have maturities less than twenty-four months and are classified as available-for-sale. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments.

Property and Equipment

        Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

Other Assets

        Other assets include investments in joint ventures, investments in third-parties, and long-term security deposits and other assets. Investments in joint ventures are accounted for based on the equity method of accounting. As such, the investments are reduced by NetRatings' equity interest in each joint venture's loss. NetRatings includes the losses on joint ventures on a one quarter lag. The impact of this one quarter lag is not significant to NetRatings' consolidated financial statements. The equity basis is adjusted for any additional capital contributions or commitments. Investments in third parties are accounted for on a cost basis. As such, an investment impairment charge is recorded when an investment has experienced a decline in value that is other than temporary. During the fourth quarter of 2002, two of the Company's investments in equity securities were impaired due to changes in the companies' business models and their deteriorating financial position. Since these impairments were other than temporary, the Company recognized non-cash charges of $4,500,000. At December 31, 2002, the balance in the Company's long-term investment account was zero.

Foreign Currency Translation

        The Company applies Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," with respect to its international operations. All assets and liabilities are remeasured at the current exchange rate at the end of the period, and revenues and expenses are remeasured at average exchange rates in effect during the period. A translation gain resulting from the process of remeasuring foreign currency financial statements into U.S. dollars was $158,000 in 2002. Foreign currency transaction gains were $184,000 in 2002.

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

Advertising Expense

        All advertising and promotion costs are expensed as incurred. Advertising and promotion costs, which are included in sales and marketing expense, were $532,000, $1,533,000, and $3,605,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

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

Comprehensive Loss

        Comprehensive loss includes net loss as well as other comprehensive income. At December 31, 2002, NetRatings' accumulated other comprehensive income consisted of $1,171,000 of unrealized gains and losses on available-for-sale securities and $342,000 of foreign currency translation adjustments.

Impairment of Long-Lived Assets

        NetRatings evaluates its long-lived assets for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142—"Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.

        Through its acquisitions in 2002, NetRatings recorded $51,298,000 of goodwill and $24,109,000 of intangible assets. The intangible assets are not deemed to have an indefinite life and are, therefore, being amortized over their estimated lives which range from 1 to 13 years. As of December 1, 2002, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated. The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Fair Value of Financial Instruments and Concentration of Credit Risk

        The fair value of NetRatings' cash and cash equivalents and short-term investments is based on quoted market prices. At December 31, 2002, the fair market value, cost, and net unrealized gains of NetRatings' short-term investments totaled $156,842,000, $155,671,000 and $1,171,000, respectively. At December 31, 2001, the fair market value, cost, and net unrealized gains of NetRatings' short-term investments totaled $235,080,000, 234,112,000 and $968,000, respectively. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments. For the years ended December 31, 2002, 2001 and 2000, gains and losses were not material.

        Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment-grade debt instruments, many of which are backed by the U.S. Government or other government agencies. NetRatings conducts business with companies in various industries throughout the United States and internationally. NetRatings manages credit risk on accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts, and by providing appropriate allowances for uncollectible amounts. For the years ended December 31, 2002 and 2001, NetRatings had bad debt write-offs of $424,000 and $263,000, respectively. At December 31, 2002 and 2001, the allowance for doubtful accounts totaled $816,000 and $1,107,000, respectively.

Stock-Based Compensation

        NetRatings accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and discloses the general and pro forma financial information required by SFAS 123 and SFAS 148.

        In December 2002, the FASB issued SFAS 148—"Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

        Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information(a)	2002	2001	2000
Fair value per option(b)	$9.31	$12.91	$24.17
Valuation assumptions
Expected option term (years)	4.00	4.00	4.65
Expected volatility	63%	51%	124%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.45%	2.20%	5.85%

(a)
Weighted averages of option grants during each period
(b)
Estimated using Black-Scholes option pricing model under the valuation assumptions indicated

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. The Company's 2002, 2001 and 2000 GAAP and pro forma information follows (in thousands, except for earnings per share data):

	2002	2001	2000
GAAP net loss	$38,876	$17,634	$14,302
GAAP basic and diluted net loss per share	$1.17	$0.54	$0.45
Pro forma net loss	$46,819	$23,097	$18,485
Pro forma basic and diluted net loss per share	$1.41	$0.70	$.058

        The pro forma impact of compensation expense measured under FAS 123 on the net loss for the years ended December 31, 2002, 2001 and 2000 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Note 1: Summary of Significant Accounting Policies (Continued)

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

        The following table sets forth the calculation of basic and diluted weighted-average shares outstanding and net loss per share (in thousands):

	2002	2001	2000
Net loss	$(38,876)	$(17,634)	$(14,302)
Weighted-average shares of common stock outstanding	33,168	32,969	32,372
Less: weighted-average shares of common stock subject to repurchase	—	105	403
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	33,168	32,864	31,969
Basic and diluted net loss per common share	$(1.17)	$(0.54)	$(0.45)

        If NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 338,000, 881,000 and 1,900,000 common equivalent shares related to outstanding stock options not included above (determined using the treasury stock method) for the years ended December 31, 2002, 2001, and 2000, respectively.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. For NetRatings, these estimates primarily relate to the collectability of receivables; the valuation of fixed assets, goodwill and intangible assets, including depreciable lives assigned; and the valuation of certain liabilities, including restructuring reserves. Actual results could differ from these estimates.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under these rules, a liability for a long-lived asset retirement obligation should be recognized in the period in which it is incurred and should be initially measured at its fair value. SFAS 143 is required to be implemented for fiscal years beginning after June 15, 2002. The impact of adopting SFAS 143, if any, would be recognized as a cumulative effect of a change in accounting principle during the first quarter ending March 30, 2003. The Company is currently evaluating the impact of SFAS 143; however, the adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS 146—"Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its financial position, results of operations, or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45—"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its financial position, results of operations, or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or aquired after January 31, 2003. For variable interest entities created or aquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

Note 2: Balance Sheet Details

        Details of balance sheet items are as follows:

        The following is a summary of estimated fair value of cash and cash equivalents and short-term investments based on quoted market prices as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Cash, money market and corporate notes	$45,682	$17,670
U.S. government and agency securities	38,887	69,813

Total cash and cash equivalents	84,569	87,483
Corporate notes	67,072	80,768
Commercial paper	31,213	78,883
U.S. government and agency securities	58,557	75,429

Total short-term investments	156,842	235,080

Total	$241,411	$322,563

        Property and equipment, net (in thousands):

	2002	2001
Computer equipment and software	$8,425	$3,930
Office equipment, furniture, and fixtures	1,500	1,298
Leasehold improvements	430	382

	10,355	5,610
Less accumulated depreciation	(7,361)	(3,208)

Property and equipment, net	$2,994	$2,402

        Accrued liabilities (in thousands):

	2002	2001
Accrued compensation	$3,975	$1,929
Accrued panel costs	1,720	1,493
Acquisition related transaction costs	2,913	—
Other accrued liabilities	3,283	2,940

Accrued liabilities	$11,891	$6,362

        Due to related parties (in thousands):

Due to VNU and its affiliates	$6,273	$2,543
Due to joint venture partners	1,031	4,372

Due to related parties	$7,304	$6,915

Note 3: Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142—"Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company had no goodwill or intangible assets prior to 2002.

        The Company completed the initial evaluations of its goodwill and other intangible assets during the second and third quarters of 2002. No impairment of goodwill or other intangible assets was noted as a result of that review. As of December 1, 2002, the Company performed its annual evaluation of goodwill and other intangibles and again no impairment was indicated. The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

        Goodwill and other intangible assets along with their weighted average life, at December 31, 2002, consisted of the following (in thousands, except average life):

		December 31, 2002
	Gross carrying amount	Accumulated amortization	Net	Average Life
Intangible assets continuing to be amortized:
Core technologies	$4,890	$428	$4,462	7
Customer contracts	2,540	818	1,722	2
Patents and other	16,679	1,179	15,500	11

Total	$24,109	$2,425	21,684

Goodwill not being amortized			51,298

Total goodwill and other intangible assets			$72,982

        Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2003: $3.9 million; 2004: $3.1 million; 2005: $2.1 million; 2006: $1.7 million; and 2007: $1.7 million.

Note 4: Restructuring and Other Expenses

        During the first quarter of 2002, NetRatings' management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line, and consolidate space at its Milpitas, California facility. Accordingly, NetRatings recognized a restructuring charge of approximately $6,969,000 during the first quarter of 2002. The restructuring plan resulted in a reduction of 15% of NetRatings' workforce, including the termination of 24 employees worldwide, all of whom have been terminated. Positions were eliminated primarily in NetRatings' executive management, engineering, and sales functions. The severance costs included an accrual for $1,019,000 in non-cash charges related to the accelerated vesting of stock options for certain key executives being terminated under this restructuring plan. The restructuring plan also included the elimination of two products provided by the Company and therefore included accruals for costs to eliminate or transition customer and third party contracts. The Company also recorded non-cash impairment charges for fixtures and equipment no longer in use and established accruals for lease payments related to office space in excess of the Company's present and expected future needs. During the fourth quarter of 2002, management decreased by $426,000 its accruals related to the elimination of products due to the successful resolution of customer and third party contract issues, and recorded additional charges for severance benefits based on the identification of 16 additional employees who were terminated prior to December 31, 2002.

        In connection with the acquisition of the AdRelevance division of Jupiter Media Metrix in April 2002, the May 2002 acquisition of the @Plan unit of DoubleClick, Inc., the May 2002 acquisition of the 80.1% of ACNielsen eRatings.com that NetRatings did not already own, and the August 2002 acquisition of 52% of NetValue SA, NetRatings incurred an additional $6,824,000 in restructuring liabilities that have been accounted for as additional purchase price. The restructuring plans involve the termination of 107 employees worldwide, 81 of which have been terminated as of December 31, 2002. Positions were eliminated primarily in the executive management, general and administration, engineering, and sales functions. The restructuring liabilities also include amounts accrued related to ongoing lease obligations for vacated properties and costs related to contractual obligations or payments for certain products and/or projects which were eliminated as of the acquisition date. Management regularly reviews the requirements related to its restructuring liabilities. Based on this review, NetRatings decreased in the fourth quarter of 2002 the severance accrual established by $418,000 due to a decrease in the number of employees to be terminated and also increased the accrual for future lease obligations for facilities no longer used by $1,135,000.

        The following table summarizes activity associated with the restructuring plan as of December 31, 2002 (in thousands):

	Restructuring Charge	Acquisition Related Restructuring Liabilities	Utilized Q1 Cash	Utilized Q1 Non Cash	Utilized Q2 Cash
Employee severance benefits	$3,736	$3,943	$(666)	$—	$(611)
Costs incurred due to discontinuation of certain services and other expenses	1,551	443	(856)	—	(14)
Lease commitments and related write-down of property and equipment	1,682	2,438	—	(643)	(111)

Total	$6,969	$6,824	$(1,522)	$(643)	$(736)

	Utilized Q2 Non Cash	Utilized Q3 Cash	Utilized Q4 Cash	Adjustments	Balance December 31, 2002
Employee severance benefits	$(1,019)	$(1,421)	$(1,704)	$8	$2,266
Costs incurred due to discontinuation of certain services and other expenses	—	(6)	(22)	(426)	670
Lease commitments and related write-down of property and equipment	—	(229)	(604)	1,135	3,668

Total	$(1,019)	$(1,656)	$(2,330)	$717	$6,604

        The remaining restructuring balance of $6,604,000 is expected to be fully paid by December 31, 2003. For lease commitments extending beyond 2003, NetRatings anticipates negotiating lease buy-outs and/or obtaining subleases prior to December 31, 2003. If the Company is not successful in these negotiations, lease payments of approximately $834,000 could be paid through 2005 and payments of $1,851,000 through 2007.

Note 5:    Acquisitions

        On February 19, 2002, NetRatings and Jupiter Media Metrix announced a mutual termination of their October 25, 2001 agreement which provided for the acquisition of Jupiter Media Metrix by NetRatings. At December 31, 2001, NetRatings had recorded deferred acquisition costs of $3,565,000 which included costs related to this proposed transaction. During the first quarter of 2002, NetRatings expensed $3,033,000 in acquisition related expenses primarily as a result of this termination.

        On April 9, 2002, NetRatings acquired substantially all the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix, Inc. for $8,274,000 in cash. The assets acquired include the AdRelevance suite of services and related patent applications, trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

        On May 6, 2002, NetRatings acquired substantially all the assets related to DoubleClick Inc.'s @Plan unit for $18,118,000 in cash and common stock. The assets acquired include the @Plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

        In September 1999, NetRatings entered into a joint venture with ACNielsen to develop and maintain audience measurement panels and to market NetRatings products and services in key international markets. NetRatings initially capitalized the joint venture, ACNielsen eRatings.com ("eRatings") through cash contributions for the purchase of common stock and cash contributions by ACNielsen for the purchase of preferred stock. During 2002 and 2001, NetRatings made additional contributions to eRatings of $4,328,000 and $6,105,000, respectively. This joint venture was accounted for using the equity method. On May 7, 2002, NetRatings acquired from ACNielsen the remaining 80.1% interest in eRatings that NetRatings did not already own for $9,079,000 in common stock. In connection with this purchase, $1,784,000 in associated acquisition costs have been capitalized. The acquisition-related costs include legal and travel expenses and NetRatings' share of costs incurred by eRatings to reduce the number of countries in which eRatings reports Internet audience measurement services. In connection with this transaction, NetRatings also entered into a services agreement with ACNielsen pursuant to which ACNielsen will provide NetRatings with marketing, panel management and back-office services and personnel for a period of five years, and amended the operating agreement between NetRatings and Nielsen Media Research (an affiliate of ACNielsen) to provide that, in lieu of paying sales commissions to Nielsen Media Research, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings' products and services (Note 8). Also on May 7, 2002, NetRatings acquired selected assets from Jupiter Media Metrix related to its European Internet audience measurement services for $2,000,000 in cash.

        On August 5, 2002, NetRatings announced the acquisition of 52% of NetValue's outstanding common stock which was completed on August 9, 2002 through direct purchases from certain NetValue stockholders. On August 12, 2002, NetValue's board was reconstituted to provide NetRatings with majority control of NetValue's board. Additionally, during October 2002, NetRatings conducted an all-cash take-over bid to acquire the remaining outstanding shares of NetValue for a price of 2 Euros per NetValue share. NetValue is a French company traded on the "Nouveau Marche" of the Euronext Paris exchange whose business is focused in the international Internet media and market research industries. In exchange for a cumulative 86% of NetValue's outstanding common stock, NetRatings paid $15,386,000 in cash and common stock.

        NetRatings accounts for its acquisitions under the purchase method. The allocation of purchase price related to the aforementioned acquisitions reflects the fair value adjustments to their assets and liabilities based on independent appraisals. The results of operations of each acquired entity are reflected in the consolidated results of operations beginning on the acquisition dates previously noted.

        Acquisition and restructuring costs are estimates based on certain assumptions. These estimates will be finalized during the second and third quarters of 2003. The accompanying table represents the estimated purchase price allocation (in thousands):

	eRatings	NetValue	All Other Acquisitions	Total
Cash paid	$—	$13,823	$22,339	$36,162
Stock issued	9,079	1,563	6,118	16,760
Acquisition costs	1,784	2,750	1,300	5,834
Restructuring costs—original accrual	2,073	3,000	1,751	6,824
Adjustments to restructuring accrual	—	—	717	717

Total Purchase Price	$12,936	$21,136	$32,225	$66,297

Purchase Price Allocation
Cash acquired	$2,816	$12,688	$—	$15,504
Tangible assets acquired, at fair value	4,765	2,175	3,007	9,947
Liabilities assumed	(7,630)	(7,524)	(5,508)	(20,662)
Intangible assets	2,800	2,440	4,970	10,210
Goodwill	10,185	11,357	29,756	51,298

Total Purchase Price	$12,936	$21,136	$32,225	$66,297

        The following pro forma summary of consolidated revenues, net loss, and net loss per share for the years ended December 31, 2002 and 2001 assumes that the eRatings and NetValue acquisitions occurred on January 1, 2001. The impact of the other acquired entities on the consolidated results of operations is not significant and therefore the effects of these other acquisitions are only reflected in this pro forma presentation for the periods since acquisition. The consolidated results are not necessarily indicative of the results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the period presented.

	Years Ended December 31,
	2002	2001	2002
	(in thousands, except per share data)
Revenue	$36,031	$36,334	$24,754
Net loss	$(49,301)	$(54,348)	$(32,368)
Net loss per share:
Basic and diluted	$(1.44)	$(1.60)	$(0.98)
Shares used in the calculation of net loss per share:
Basic and diluted	34,183	33,879	32,986

Note 6: Stockholders' Equity

Common Stock

        The Company's Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 200,000,000 shares of common stock. At December 31, 2002, 35,114,000 shares of common stock were issued and 33,614,000 shares were outstanding. At December 31, 2001, 33,154,000 shares of common stock were both issued and outstanding. As described in Note 6, the Company issued 1,521,000 shares of common stock in conjunction with acquisitions during 2002. Additionally, the Company issued 439,000 shares of common stock during 2002 in connection with the NetRatings employee benefit plans.

Common Stock Repurchase/Treasury Stock

        In March 2002, two former executives exercised their rights pursuant to stock repurchase agreements. Pursuant to these agreements, NetRatings repurchased 1,500,000 shares of NetRatings common stock held by them. The repurchase price was based on the average closing price of NetRatings common stock for the ten trading days preceding the request for repurchase. Accordingly, NetRatings repurchased the shares for approximately $13.75 per share for a total aggregate repurchase price of $20,631,000.

1998 Stock Option Plan

        In April 1998, NetRatings adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, up to 1,215,000 shares of NetRatings' common stock were initially reserved for issuance. An additional 2,000,000, 1,500,000 and 2,750,000 were reserved for issuance under the Plan during the years ended December 31, 2001, 2000 and 1999, respectively. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the board of directors. Options generally vest over a four-year period and have a maximum term of ten years. In addition to the options granted pursuant to the Plan, the Company assumed a total of 26,000 options in connection with the Company's purchase of the 80.1% interest in eRatings.

        Information with respect to stock option activity is summarized as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Balance at December 31, 1999	725,000	2,632,000	$0.10-$11.90	$4.95
Authorized	1,500,000	—	—	—
Granted	(1,243,000)	1,243,000	$12.38-$44.69	$18.16
Exercised	—	(391,000)	$0.10-$10.20	$1.00
Canceled	452,000	(452,000)	$0.10-$43.88	$10.64

Balance at December 31, 2000	1,434,000	3,032,000	$0.10-$44.69	$10.02
Authorized	2,000,000	—	—	—
Granted	(1,705,000)	1,705,000	$10.31-$15.68	$12.59
Exercised	—	(456,000)	$0.10-$14.88	$3.54
Canceled	372,000	(372,000)	$0.10-$44.69	$15.92

Balance at December 31, 2001	2,101,000	3,909,000	$0.10-$44.50	$11.29
Granted	(1,961,000)	1,961,000	$5.40-$15.06	$10.58
Assumed from eRatings acquisition	—	26,000	$106.84	$106.84
Exercised	—	(373,000)	$0.10-$12.38	$3.90
Canceled	1,047,000	(1,047,000)	$0.10-$44.50	$13.32

Balance at December 31, 2002	1,187,000	4,476,000	$0.10-$106.84	$11.66

Options exercisable at:
December 31, 2000		667,000		$3.14
December 31, 2001		1,001,000		$8.48
December 31, 2002		1,812,000		$10.87

Note 6: Stockholders' Equity

        The following table summarizes information concerning options outstanding and exercisable at December 31, 2002:

	Options outstanding			Options exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual	Number of Shares	Weighted- Average Exercise Price
$ 0.10-$5.84	583,000	$3.91	7.98	270,000	$2.04
$ 6.22-$9.15	645,000	$8.54	8.95	118,000	$7.74
$10.20	532,000	$10.20	6.87	513,000	$10.20
$10.31-$11.55	537,000	$11.16	8.95	113,000	$10.70
$11.90-$12.38	424,000	$12.22	8.29	220,000	$12.26
$12.51	500,000	$12.51	8.83	136,000	$12.51
$12.60-$13.90	602,000	$13.37	8.90	176,000	$13.25
$14.88-$15.68	492,000	$15.07	8.33	166,000	$14.98
$16.87-$35.00	132,000	$24.26	7.40	98,000	$25.06
$43.88	3,000	$43.88	7.10	2,000	$43.88
$106.84	26,000	$106.84	9.08	0	$106.84

$ 0.10-$43.88	4,476,000	$11.66	8.38	1,812,000	$10.87

Shares Reserved for Future Issuance

        NetRatings has reserved shares of common stock for future issuance as of December 31, 2002 and December 31, 2001 as follows:

	2002	2001
Stock options outstanding	4,476,000	3,909,000
Stock options available for grant	1,187,000	2,101,000
Employee stock purchase plan	208,000	141,000

        The pro forma information, as required by SFAS 123 and SFAS 148, regarding net loss and loss per share determined as if the Company had accounted for its stock options under the fair value method of accounting is presented in Note 1 to these financial statements.

1999 Employee Stock Purchase Plan

        On October 26, 1999, NetRatings' Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings' initial public offering of its common stock. NetRatings initially reserved a total of 250,000 shares of common stock for issuance under the plan, which is cumulatively increased on January 1 of each year through January 1, 2010 by an amount equal to the lesser of (i) 500,000 shares, (ii) 2% of the number of shares of common stock that were issued and outstanding on the preceding December 31, or (iii) a lesser amount determined by the Company's Board of Directors. The Board of Directors approved an increase of 132,000 shares in February 2002. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the date of purchase. All NetRatings' employees are eligible to participate in the Employee Stock Purchase Plan except employees who (i) normally work 20 hours or less per week; (ii) normally work 5 months or less per year; or (iii) are 5% or greater shareholders of NetRatings. Eligible employees may contribute from 1%-15% of their after tax compensation from each paycheck during each 6 month purchase period. However, no person may purchase more than 2,500 shares on a purchase date. Furthermore, pursuant to the Internal Revenue Code, no person may purchase stock under the Plan valued at more than $25,000 in any calendar year.

Deferred Compensation

        NetRatings recorded deferred stock compensation charges of $3,949,000 for the year ended December 31, 1999, representing the difference between the exercise price of stock options and the fair value of common stock as of the date of grant. There were no additional deferred stock compensation amounts recorded in the three years ended December 31, 2002. These amounts are being amortized to operations, using the graded method, over the vesting periods of the individual stock options, which are generally four years.

        For the years ended December 31, 2002, 2001 and 2000, amortization expense of $142,000, $690,0000, and $1,735,000, respectively, is included in stock-based compensation in the accompanying statements of operations. As of December 31, 2002, the remaining stock-based compensation of $1,000 is scheduled to be amortized in 2003.

Deferred Service Costs

        In 1999, NetRatings recorded a deferred charge totaling $46,721,000 representing the value of warrants issued to Nielsen Media Research, which were exercised in December 1999. The value of the warrants was determined using the Black-Scholes valuation model and is being amortized to operating expense through December 31, 2004. Amortization expense is $9,105,000 in each of the three years ended December 31, 2002 and is included in stock based compensation in the accompanying statements of operations. At December 31, 2002, the remaining deferred charge is scheduled to be amortized as follows: 2003—$9,105,000 and 2004—$7,586,000.

Note 7: Joint Ventures

        In June 1999, NetRatings granted a five-year license for the use of its proprietary software to NetRatings Japan, in which it holds a direct ownership interest of approximately 49% as of December 31, 2002. The joint venture was formed to adapt, market, service, and sell interactive media and market research data in Japan. After the initial five-year period, the license is automatically renewed on a yearly basis for no additional consideration. As NetRatings contributed technology with an indeterminable cost or market value to this joint venture, it did not record any cost for this investment at inception. NetRatings is entitled to appoint two members to the six-member board of directors of NetRatings Japan. NetRatings made no capital contributions for the year ended December 31, 2002, and made capital contributions of $1,282,000 and $1,238,000 for the years ended December 31, 2001 and 2000, respectively. This investment is accounted for using the equity method and, therefore, has been reduced for the Company's pro-rata share of NetRatings Japan's losses.

        In January 2000, NetRatings established a joint venture in France, Mediametrie eRatings.com, in which it currently holds a 50% ownership interest. Mediametrie eRatings.com is responsible for building and maintaining a French audience measurement panel. The joint venture successfully launched products and services in 2000. NetRatings made capital contributions of $452,000 and $474,000 for the years ended December 31, 2002 and 2001. This investment is accounted for using the equity method and, therefore, has been reduced for the Company's pro-rata share of Mediametrie eRatings.com's losses.

        On May 7, 2002 NetRatings acquired a 49% stake in IBOPE eRatings.com through the acquisition of ACNielsen eRatings.com. IBOPE eRatings.com is responsible for building and maintaining an Internet audience measurement panel in Latin America. The joint venture successfully launched products and services in 2000. NetRatings accounts for this investment using the equity method and, therefore, has reduced its investment for its pro-rata share of IBOPE eRatings.com's losses.

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
  •
  NetRatings and the joint venture each record a 50% international panel fee from services that NetRatings sells to customers in North America based on data from panels outside North America or services that the joint venture sells to customers outside North America based on North American panel data;
  •
  The sale of data generated by a panel outside of North America, other than IBOPE, results in a technology royalty to NetRatings of 7-10% of such revenue, depending on the joint venture; and
  •
  If either NetRatings or the joint venture sells services based on data from a combination of panels located both inside and outside North America, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

        For the years ended December 2002, 2001 and 2000, NetRatings recorded revenue of $1,200,000, $2,061,000 and $1,884,000, respectively, related to royalties from the joint ventures. For the years ended December 2002, 2001 and 2000, revenue of $1,654,000, $2,002,000 and $994,000, respectively, was recorded related to NetRatings' sales to its customers of international data produced by the joint ventures. In connection with these sales, NetRatings also recorded cost of revenue of $861,000, $1,470,000 and $509,000 for the years ended December 2002, 2001 and 2000, respectively, related to the data acquisition fees due to our international partners. For the year ended December 31, 2002, these amounts relate to eRatings only through the May 7, 2002 acquisition date of the remaining 80.1% interest in eRatings by NetRatings (Note 5).

Note 8: Related Party Transactions

        In August 1999, NetRatings entered into an operating agreement covering its relationship with Nielsen Media Research. Under the terms of the operating agreement, NetRatings paid Nielsen Media Research a 35% commission for selling services to certain customers. These commissions totaled $831,000, $1,589,000 and $1,837,000 for the years ended December 31, 2002, 2001 and 2000, respectively and are included in sales and marketing expenses in the accompanying statements of operations. In May 2002, this agreement was amended to provide that, in lieu of paying commissions, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings' products and services. During the year ended December 31, 2002, this expense totaled $986,000.

        NetRatings is also charged by Nielsen Media Research for the costs of maintaining the U.S. home panel at the rates Nielsen Media Research charges its own internal divisions. These costs totaled $3,454,000, $6,417,000 and $7,598,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in cost of revenue in the accompanying statements of operations. The panel costs in 2000 and 2001 included costs to build, recruit and maintain the U.S. home panel. The panel costs in 2002 primarily relate to the maintenance of the U.S. home panel built and recruited during 2000 and 2001 and the maintenance of the at work panel during 2002.

        As of December 31, 1999, Nielsen Media Research became a wholly owned subsidiary of VNU N.V. As Nielsen Media Research is a majority stockholder of NetRatings, its parent company, VNU N.V., is required to consolidate NetRatings' operating results with its own for financial reporting purposes. As of December 31, 2002, VNU owned, through its subsidiaries, approximately 64% of the outstanding common stock of NetRatings.

        During the three years ended December 31, 2002, NetRatings assisted in the introduction of international panels by the joint ventures. This assistance primarily included engineering expertise, as well as marketing, operations, and sales assistance and such costs were reimbursed by the respective joint ventures, net of overhead expense. For the years ended December 31, 2002, 2001 and 2000, NetRatings recorded $962,000, $1,776,000 and $2,196,000 in reimbursements from joint ventures related to this assistance and such reimbursements have been netted against the respective expense categories in the accompanying statements of operations.

Note 9: Commitments and Contingencies

Leases

        As of December 31, 2002, minimum payments under all non-cancelable lease agreements were as follows (in thousands):

Year ending December 31:
2003	$2,004
2004	1,726
2005	251
2006	—
2007 and thereafter	—

Total minimum lease payments	$3,981

        Rent expense was $1,529,000, $1,376,000 and $1,190,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        In connection with business acquisitions and restructuring activities in 2002, the Company has recorded a liability for several facilities in which there is idle space or space in excess of projected needs (Note 4). Rent payments related to these facilities are not included in the future minimum lease commitments.

Litigation

Securities Class Action Complaint

        A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of NetRatings common stock alleging violations of federal securities laws. The case was brought purportedly on behalf of all persons who purchased NetRatings' common stock from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of its former officers and directors; and investment banking firms that served as underwriters for NetRatings' initial public offering in December 1999. The Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of NetRatings' stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of NetRatings' stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of NetRatings' stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the initial public offering. No specific damages are claimed.

        NetRatings is aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. All of these cases, including the NetRatings case, have been consolidated for pretrial purposes. On July 15, 2002, NetRatings (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against the Company and the two individual defendants and denied the motion to dismiss certain other claims against the Company and the two individual defendants. NetRatings believes that the remaining claims against it and its officers and directors are without merit and intends to defend them vigorously. NetRatings' management currently believes that the resolution of this matter will not have a material adverse impact on NetRatings' financial position. However, the litigation process is inherently uncertain, and an adverse outcome could materially affect NetRatings' results of operations and financial position.

Jupiter Media Metrix

        On May 7, 2002, NetRatings and Jupiter Media Metrix entered into a settlement agreement under which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it filed against NetRatings in March 2001. As part of the settlement, NetRatings paid Jupiter Media Metrix $15 million in cash and acquired from Jupiter Media Metrix its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510, related patent applications and all patents issuing from such applications) and related materials. NetRatings granted to Jupiter Media Metrix a non-exclusive, assignable license to use the patented technology in its domestic Internet audience measurement business until June 30, 2005. The license to Jupiter Media Metrix was terminable by Jupiter Media Metrix and Jupiter Media Metrix subsequently terminated its license from and royalty obligations to NetRatings. With respect to the $15 million settlement, NetRatings recorded part of this amount as a settlement expense in operating expenses in the fourth quarter of 2002 upon completion of the related valuation of the patent acquired. NetRatings has recorded an intangible asset related to the patent acquired based upon this independent valuation and such amount is being amortized over the remaining 13 year life of the patent. NetRatings also incurred legal fees in connection with the settlement of which $984,000 were reimbursed by an insurance company subsequent to December 31, 2002.

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

        On July 3, 2001, the court entered a judgment granting PaineWebber's motion for summary judgment fixing its damages at approximately $2,900,000 plus approximately $417,000 in interest. As result of this unfavorable ruling, NetRatings accrued $3,300,000 at June 30, 2001 of which $2,900,000 related to additional stock issuance costs determined in accordance with the original agreement with Paine Webber and $417,000 related to interest expense. The stock issuance costs of $2,900,000 have been charged to additional paid in capital in the accompanying balance sheet since these costs represent commissions for the prior sale of equity securities to Nielsen Media Research and are properly offset against the proceeds received from these financings. On October 15, 2001, PaineWebber and NetRatings agreed upon this commission amount and finalized the interest owed to PaineWebber at less than $100,000.

Note 10: Industry Segment and Foreign Operations

        NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.

        During 2002, revenues of $24,060,000 were attributed to the United States and $5,646,000 were attributable to our international operations. During 2002, net losses, including allocation of expenses, were $34,726,000 and $4,150,000 for U.S. and international operations, respectively. At December 31, 2002, $2,556,000 of NetRatings property and equipment were located in the United States and $438,000 was located in Europe.

Note 11: Income Taxes

        No income tax expense was recorded for the years ended December 31, 2002, 2001, and 2000 due to net operating losses.

        The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows:

	2002	2001	2000
	(in thousands)
Income tax benefit at federal statutory rate	$(13,607)	$(6,172)	$(5,006)
Amortization of deferred stock compensation	3,301	3,467	4,225
Losses on joint ventures	892	1,962	1,390
Unutilized net operating losses	9,414	743	—
Other	—	—	(609)

Total	$—	$—	$—

        Significant components of NetRatings' deferred tax assets are as follows:

	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,300	$8,223
Tax credit carryforwards	644	274
Reserves and accrued costs and expenses not currently deductible	4,645	1,277
Asset write-offs not currently deductible	2,754	—
Other	816	927

Total deferred tax assets	25,159	10,701
Valuation allowance	(25,159)	(10,701)

Net deferred tax assets	$—	$—

        FAS 109 provides for the recognition of deferred tax assets if it is more likely than not that such assets will be realized. Based upon the weight of available evidence, which includes NetRatings' historical operating performance and the reported cumulative net losses in all prior years, NetRatings has provided a full valuation allowance against its net deferred tax assets. NetRatings will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

        The net valuation allowance increased by $14,458,000 and $3,001,000 during the years ended December 31, 2002 and 2001, respectively, and decreased by 860,000 during the year ended December 31, 2000. Approximately $3,300,000 and $2,800,000 of the valuation allowance at December 31, 2002 and 2001, respectively, is attributable to stock option deductions, the benefit of which will be credited to paid-in capital if and when realized.

        As of December 31, 2002, NetRatings had net operating loss carryforwards for federal and state tax purposes of approximately $44,000,000 and $16,000,000, respectively. NetRatings also had federal and state research and development tax credit carryforwards of approximately $396,000 and $379,000, respectively. The federal and state net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized. The state tax credits may be carried forward indefinitely.

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

ITEM 14.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date that we carried out our last evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this report:

    (1)
    Financial Statements:

      See Index to Consolidated Financial Statements at page 36 of this report.

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

        (b) Reports on Form 8-K during the quarter ended December 31, 2002:

    On October 7, 2002, we filed a current report on Form 8-K, pursuant to Items 5 and 7 of such Form, regarding our commencement of a tender offer to acquire the outstanding shares of NetValue, S.A.

    On October 21, 2002, we filed a current report on Form 8-K, pursuant to Items 5 and 7 of such Form, regarding certain financial information concerning our acquisition of shares of NetValue, S.A.

    On November 4, 2002, we filed a current report on Form 8-K, pursuant to Items 5 and 7 of such Form, regarding our acquisition of 2,857,940 shares of NetValue, S.A. pursuant to our tender offer.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETRATINGS INC.
By:	/s/ TODD SLOAN Todd Sloan Executive Vice President Corporate Development, Chief Financial Officer and Secretary

Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM PULVER William Pulver	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003
/s/ TODD SLOAN Todd Sloan	Executive Vice President Corporate Development, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2003
/s/ JOHN A. DIMLING John A. Dimling	Chairman of the Board	March 31, 2003
/s/ MICHAEL P. CONNORS Michael P. Connors	Director	March 31, 2003
/s/ JAMES J. GEDDES, JR. James J. Geddes, Jr.	Director	March 31, 2003
/s/ DAVID H. HARKNESS David H. Harkness	Director	March 31, 2003

/s/ ARTHUR F. KINGSBURY Arthur F. Kingsbury	Director	March 31, 2003
/s/ THOMAS A. MASTRELLI Thomas A. Mastrelli	Director	March 31, 2003
/s/ D. SCOTT MERCER D. Scott Mercer	Director	March 31, 2003
/s/ JEFFREY E. EPSTEIN Jeffrey E. Epstein	Director	March 31, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

Certification

I, William Pulver, certify that:

1.
I have reviewed this annual report on Form 10-K of NetRatings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ WILLIAM PULVER William Pulver President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

Certification

I, Todd Sloan, certify that:

1.
I have reviewed this annual report on Form 10-K of NetRatings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ TODD SLOAN Todd Sloan Executive Vice President of Corporate Development and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1	(1)	Asset Purchase Agreement by and among NetRatings, Inc., AdRelevance, Inc. and Jupiter Media Metrix, Inc., dated as of April 9, 2002.
2.2	(2)	Asset Purchase Agreement by and among NetRatings, Inc., and DoubleClick Inc., dated as of May 6, 2002.
2.3	(3)	Asset Purchase Agreement by and among NetRatings, Inc., Jupiter Media Metrix, Inc., and certain international subsidiaries of Jupiter Media Metrix, Inc., dated as of May 7, 2002.
2.4	(4)	Agreement and Plan of Reorganization dated as of May 7, 2002, by and among NetRatings, Inc., Estancia Acquisition Corporation, ACNielsen eRatings.com and ACNielsen Corporation.
2.5	(5)	Share Purchase Agreement with certain stockholders of NetValue, S.A., dated as of August 5, 2002.
2.6	(6)	Agreement with NetValue, S.A., a French stock corporation (société anonyme), dated as of August 5, 2002.
3.1	(7)	Restated Certificate of Incorporation of Registrant.
3.2	(8)	Amended and Restated By-Laws of Registrant.
4.1	(9)	Second Restated Rights Agreement.
*10.1	(9)	Form of Indemnification Agreement between Registrant and its directors and officers.
*10.2	(10)	1998 Stock Plan, including form of option agreement (as amended).
*10.3	(9)	1999 Employee Stock Purchase Plan.
*10.4	(10)	Form of Director Retention Agreement.
*10.5	(10)	Form of Management Retention Agreement.
*10.6	(11)	Employment Offer Letter with Bill Pulver dated November 1, 2001.
*10.7	(12)	Stock Repurchase Agreement with David J. Toth.
*10.8	(13)	Stock Repurchase Agreement with Charles Meadows.
*10.9	(19)	Employment Offer Letter with Todd Sloan dated February 28, 2002.
10.10	(25)	Operating Agreement between Registrant and Nielsen Media Research dated as of August 15, 1999.
10.11	(26)	Software License Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.12	(27)	Panel Maintenance Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.13	(17)	NMR Commissions Agreement by and between NetRatings, Inc. and Nielsen Media Research, Inc., dated as of May 7, 2002.
10.14	(24)	Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended).
10.15	(14)	Services Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.16	(15)	Post-Closing Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.17	(16)	Agreement of Reimbursement by and between NetRatings, Inc. and ACNielsen Corporation, dated as of May 7, 2002.
10.18	(18)	Agreement of Reimbursement by and between NetRatings, Inc. and VNU, Inc., dated as of May 7, 2002.
10.19	(21)	Settlement Agreement by and between NetRatings, Inc. and Jupiter Media Metrix, Inc., dated as of May 7, 2002.

10.20	(22)	Intellectual Property Agreement by and between NetRatings, Inc. and Jupiter Media Metrix, Inc., dated as of May 7, 2002.
10.21	(23)	Services Agreement, dated as of September 30, 1998, by and between Jupiter Media Metrix, Inc. and The NPD Group, Inc., as amended by Jupiter Media Metrix, Inc., The NPDGroup, Inc. and NetRatings, Inc. on May 7, 2002.
10.22	(20)	Sub-sublease dated September 13, 2002.
21		Subsidiaries.
23		Consent of Independent Auditors.
99.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Constitutes a management contact or compensatory plan required to be filed pursuant to Item 15(c) of Form 10-K.

(1)
Incorporated by reference to exhibit number 2.6 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(2)
Incorporated by reference to exhibit number 2.7 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(3)
Incorporated by reference to exhibit number 2.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(4)
Incorporated by reference to exhibit number 2.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(5)
Incorporated by reference to exhibit number 2.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2002.

(6)
Incorporated by reference to exhibit number 2.11 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2002.

(7)
Incorporated by reference to Exhibit 3.3 to Registrant's Form S-1 Registration Statement (No. 333-87717), which became effective on December 8, 1999 (the "1999 Registration Statement").

(8)
Incorporated by reference to Exhibit 3.4 to the 1999 Registration Statement.

(9)
Incorporated by reference to identically numbered exhibit to the 1999 Registration Statement.

(10)
Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)
Incorporated by reference to exhibit number 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(12)
Incorporated by reference to exhibit number 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)
Incorporated by reference to exhibit number 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)
Incorporated by reference to exhibit number 10.35 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(15)
Incorporated by reference to exhibit number 10.36 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(16)
Incorporated by reference to exhibit number 10.37 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(17)
Incorporated by reference to exhibit number 10.38 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(18)
Incorporated by reference to exhibit number 10.39 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(19)
Incorporated by reference to exhibit number 10.40 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2002.

(20)
Incorporated by reference to exhibit number 10.42 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2002.

(21)
Incorporated by reference to exhibit number 10.31 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(22)
Incorporated by reference to exhibit number 10.32 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(23)
Incorporated by reference to exhibit number 10.33 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(24)
Incorporated by reference to exhibit number 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(25)
Incorporated by reference to exhibit number 10.9 to the 1999 Registration Statement.

(26)
Incorporated by reference to exhibit number 10.16 to the 1999 Registration Statement.

(27)
Incorporated by reference to exhibit number 10.17 to the 1999 Registration Statement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NETRATINGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
NETRATINGS, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
NETRATINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
NETRATINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
NETRATINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NETRATINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX