Form 10-Q
period 2003-03-31
NETRATINGS INC
filed 2003-05-14
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock outstanding as of April 30, 2003, was 33,730,718.

NETRATINGS, INC.

FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,186	$84,569
Short-term investments	147,632	156,842
Accounts receivable, net	9,068	7,721
Due from joint ventures	2,163	1,268
Prepaid expenses and other current assets	2,928	2,610

Total current assets	250,977	253,010
Property and equipment, net	2,849	2,994
Intangibles, net	20,695	21,684
Goodwill	52,721	51,298
Other assets	1,052	2,659

Total assets	$328,294	$331,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,143	$3,962
Accrued liabilities	12,999	11,891
Deferred revenue	12,403	11,202
Due to related parties	7,767	7,304
Restructuring reserves	4,634	6,604

Total current liabilities	39,946	40,963
Minority interest	1,951	2,016
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 35,161 and 35,114 at March 31, 2003 and December 31, 2002, respectively; outstanding shares: 33,661 and 33,614 at March 31, 2003 and December 31, 2002, respectively	35	35
Additional paid-in capital	418,997	418,779
Deferred compensation and other costs	(14,415)	(16,692)
Accumulated other comprehensive income	1,934	1,513
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(99,523)	(94,338)

Total stockholders' equity	286,397	288,666

Total liabilities and stockholders' equity	$328,294	$331,645

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue	$9,021	$4,313
Cost of revenue	4,208	2,672

Gross profit	4,813	1,641
Operating expenses:
Research and development	2,123	1,400
Sales and marketing	3,721	2,773
General and administrative	2,226	1,192
Restructuring and other expenses	—	6,969
Acquisition-related expenses	—	3,033
Amortization of intangibles	989	—
Stock-based compensation	2,277	2,320

Total operating expenses	11,336	17,687

Loss from operations	(6,523)	(16,046)
Loss on joint ventures	(50)	(927)
Interest income, net	1,340	2,330
Minority interest in net loss of consolidated subsidiaries	48	—

Net loss	$(5,185)	$(14,643)

Basic and diluted net loss per common share	$(0.15)	$(0.45)

Shares used to compute basic and diluted net loss per common share	33,643	32,877

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(4,531)	$(1,659)

INVESTING ACTIVITIES
Acquisition of property and equipment	(307)	(82)
Purchase of short term investments	(77,736)	(164,604)
Sale of short term investments	86,664	204,830
Acquisitions, net of cash acquired and investments in joint ventures	(365)	(1,648)

Net cash provided by investing activities	8,256	38,496

FINANCING ACTIVITIES
Proceeds from stock issuances	218	581
Stock repurchase	—	(20,631)
Payments on capital lease obligations and notes payable	—	(20)

Net cash (used in) provided by financing activities	218	(20,070)

Effect of exchange rate fluctuations	674	—

Net increase in cash and cash equivalents	4,617	16,767
Cash and cash equivalents at beginning of period	84,569	87,483

Cash and cash equivalents at end of period	$89,186	$104,250

See accompanying notes to the condensed consolidated financial statements

NETRATINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of NetRatings, Inc. (NetRatings or the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings' annual report on Form 10-K for the fiscal year ended December 31, 2002.

        The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.     COMPREHENSIVE LOSS

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(5,185)	$(14,643)
Accumulated translation adjustment	703	—
Unrealized gain (loss) on short-term investments	(282)	(1,186)

Comprehensive loss	$(4,764)	$(15,829)

3.     SHAREHOLDERS' EQUITY

        The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss	$(5,185)	$(14,643)
Weighted-average shares of common stock outstanding	33,643	32,916
Less: weighted-average shares subject to repurchase	—	(39)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	33,643	32,877

Basic and diluted net loss per common share	$(0.15)	$(0.45)

        In December 2002, the FASB issued SFAS 148—"Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123—"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value method for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual and interim financial statements issued after December 15, 2002. As allowed by FAS 123, the Company follows the disclosure requirements only of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. Pro forma information presented below regarding net loss required under SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's GAAP and pro forma information follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss	$(5,185)	$(14,643)
Less: Stock-based employee compensations expense determined under fair value method for all awards, net of related tax effects	(1,576)	(1,554)

Pro forma net loss	$(6,761)	$(16,197)

Basic and diluted net loss per share	$(0.15)	$(0.45)

Pro forma basic and diluted net loss per share	$(0.20)	$(0.49)

4.     GOODWILL AND INTANGIBLE ASSETS

        The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

        Goodwill and other intangible assets along with their weighted average lives as of March 31, 2003, consisted of the following (in thousands, except average life):

	March 31, 2003
	Gross carrying amount	Accumulated amortization	Net	Average Life
Intangible assets continuing to be amortized:
Core technologies	$4,890	$602	$4,288	7
Customer contracts	2,540	1,135	1,405	2
Patents and other	16,679	1,677	15,002	11

Total	$24,109	$3,414	20,695

Goodwill			52,721

Total goodwill and other intangible assets			$73,416

        Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: $3.9 million in 2003, $3.1 million in 2004, $2.1 million in 2005 and $1.7 million in 2006 and 2007.

5.     RESTRUCTURING EXPENSES

        In the first quarter of 2002, NetRatings' management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line, and consolidate space at its Milpitas facility. The restructuring plan has resulted in a reduction of 15% of NetRatings' workforce. Accordingly, NetRatings recognized a restructuring charge of approximately $6,969,000 during the first quarter of 2002. The restructuring plan involved the termination of 40 employees worldwide, all of which have been terminated. Positions were eliminated primarily in NetRatings' executive management, engineering, and sales functions.

        In connection with the acquisitions completed in 2002 and the MMXI Switzerland transaction in the first quarter of 2003, NetRatings incurred an additional $6,934,000 in restructuring liabilities that have been accounted for as additional purchase price. The restructuring plans involve the termination of 96 employees worldwide, 75 of which have been terminated as of March 31, 2003. Positions were eliminated primarily in the executive management, general and administration, engineering, and sales functions.

        The following table summarizes activity associated with the restructuring plan as of March 31, 2003:

	Accrual as of December 31, 2002	Addition Related to Acquisition Q1, 2003	Paid Q1 2003	Accrual as of March 31, 2003
Employee severance benefits	$2,266	$60	$(1,104)	$1,222
Costs incurred due to discontinuation of certain services and other expenses	670	—	(440)	230
Lease commitments and related write-down of property and equipment	3,668	50	(536)	3,182

Totals	$6,604	$110	$(2,080)	$4,634

6.     ACQUISITIONS

        In addition to the acquisitions completed in 2002, NetRatings acquired beneficial ownership of approximately 80% of MMXI Switzerland in the first quarter of 2003. MMXI Switzerland is a Swiss company whose business is focused in the international Internet media and market research industries. The impact of this acquisition on NetRatings' consolidated results of operations is not significant and therefore the Company does not include pro forma results for this acquisition.

        NetRatings accounts for its acquisitions under the purchase method. The allocation of purchase price related to the acquisitions reflects the fair value adjustments to their assets and liabilities based on independent appraisals. The results of operations of each acquired entity are reflected in the consolidated results of operations beginning on their respective acquisition dates.

7.     INDUSTRY SEGMENT AND FOREIGN OPERATIONS

        NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.

        During the three months ended March 31, 2003, revenues of $6,121,000 were attributed to the United States and $2,900,000 were attributable to NetRatings' international operations. During the first quarter of 2003, net losses, including allocation of expenses, were $4,425,000 and $760,000 for U.S. and international operations, respectively. At March 31, 2003, $2,428,000 of NetRatings property and equipment were located in the United States and $421,000 was located in Europe. There were no corresponding amounts in the first quarter of 2002 since the acquisitions of foreign operations occurred in the second and third quarters of 2002.

8.     RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under these rules, a liability for a long-lived asset retirement obligation should be recognized in the period in which it is incurred and should be initially measured at its fair value.

SFAS 143 is required to be implemented for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS 146—"Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position, results of operations, or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45—"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Some of the statements contained in this Form 10-Q (this "Report") are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed elsewhere in this Report on Form 10-Q under the heading "Risk Factors That May Affect Our Performance."

Overview

        We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail, and travel industries. As of March 31, 2003, we had approximately 660 clients. In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services.

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

        In January 2003, we acquired beneficial ownership of approximately 80% of MMXI Switzerland, a Swiss company whose business is focused in the international Internet media and market research industries.

        We currently offer our products and services in thirteen locations around the world. During 2002, we discontinued operations in a number of international markets that were not viewed by us as critical markets. In France, Japan, and Brazil, our products and services are sold through joint ventures. As of March 31, 2003, we held a 50% ownership interest in Mediametrie eRatings.com, our French joint venture, and the remaining ownership interest was held by Mediametrie. As of March 31, 2003, we held an ownership interest in NetRatings Japan, our Japanese joint venture, of approximately 49%, and the remaining ownership interest was held by TransCosmos and other investors. In April 2003, we increased our ownership interest in NetRatings Japan from approximately 49% to approximately 58%. As of March 31, 2003, we held a 49% ownership interest in Ibope eRatings.com, and the remaining ownership interest was held by Ibope. Revenue from our joint ventures' Internet audience measurement services are allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service. We use the equity method to account for our joint ventures.

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

        We have a limited operating history upon which investors may evaluate our business prospects. We have incurred net losses since our inception, and as of March 31, 2003, our accumulated deficit was $99.5 million. We expect to continue to invest in enhancing our products and service offerings, including investment in our MegaPanel service. As a result, we expect to continue to incur net losses for the foreseeable future.

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

Legal Contingencies

        We are currently involved in certain legal proceedings. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with FAS 5. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. We do not believe the outcomes to these matters will have a material adverse effect on our financial position. Nonetheless, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to these proceedings.

Goodwill and Intangible Assets

        We recorded goodwill and intangible assets during 2002 and 2003 in connection with our acquisitions. Those intangible assets not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 1 to 13 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. We performed our annual evaluation of goodwill and intangibles as of December 1, 2002 and no impairment was indicated. We will reassess the carrying value of goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Investments

        We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus. These entities, which are accounted for on the equity method, are non-publicly traded companies whose value is difficult to determine. We reduce our investment in accordance with our equity in each joint venture's loss and record a corresponding loss on joint ventures in our statement of operations. The equity basis is adjusted for any additional capital contributions or commitments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and such amounts that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

        The following table sets forth certain financial data as a percentage of revenue for the quarters indicated:

	First Quarter 2003	First Quarter 2002
Revenue	100%	100%
Cost of revenue	47%	62%
Gross profit	53%	38%
Operating expenses:
Research and development	24%	32%
Sales and marketing	41%	64%
General and administrative	25%	28%
Restructuring and other expenses	—	162%
Acquisition-related expenses	—	70%
Amortization of intangibles	10%	—
Stock-based compensation	25%	54%
Total operating expenses	125%	410%
Loss from operations	(72)%	(372)%
Loss on joint ventures	(1)%	(22)%
Interest income, net	15%	54%
Minority interest in net loss of consolidated subsidiaries	1%	—
Net loss	(57)%	(340)%

        Revenue.    We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell these services pursuant to one-year subscription agreements and bill our customers in advance, usually on an annual or quarterly basis. We also derive a portion of our revenue from our joint venture partners.

        Revenue increased 109% to $9.0 million for the quarter ended March 31, 2003, compared to $4.3 million for the corresponding period in 2002. The increase in revenue was primarily due to the acquisitions during the second and third quarters of 2002. As of March 31, 2003, approximately 660 customers worldwide subscribed to our products and services. Our global contract renewal rate was

72% for the first quarter of 2003 compared with a 61% renewal rate for the first quarter of 2002. Our global average sales price was $63,000 for the first quarter of 2003 compared with $50,000 for the first quarter of 2002. During the quarter ended March 31, 2003, no customer accounted for more than 10% of our revenue.

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

        Cost of revenue increased 57% to $4.2 million, or 47% of revenue, for the quarter ended March 31, 2003 from $2.7 million, or 62% of revenue, for the three-month ended March 31, 2002. Cost of revenue increased in dollars due to (i) the expansion of our data center primarily related to the acquisition of AdRelevance in the second quarter of 2002; (ii) expenses related to the third party generated surveys related to the @Plan product also acquired during the second quarter of 2002; and (iii) the international panel expenses related to the acquisitions of eRatings and NetValue during the second and third quarters of 2002. These increases were partially offset by a reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse in the first quarter of 2002 and a reduction in panel fees associated with both the U.S. home and at-work panels as recruiting efforts decreased.

        In February 2003, we announced our intention to launch a MegaPanel service in the United States and to expand the service internationally, which will require significant investment in recruitment and panel related costs during 2003.

        Research and Development.    Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred. Research and development expenses increased 52% to $2.1 million for the quarter ended March 31, 2003 from $1.4 million for the comparable period in 2002. Research and development expenses represented 24% and 32% of revenue for the quarters ended March 31, 2003 and 2002, respectively. The increase was primarily due to increased research and development personnel and associated payroll expenses resulting from our acquisitions in the second and third quarters of 2002, partially offset by our reduction in workforce in the first quarter of 2002.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, benefits, and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, advertising, and other sales and marketing programs. Sales and marketing expenses increased 34% to $3.7 million for the quarter ended March 31, 2003 from $2.8 million for the comparable period in 2002. Sales and marketing expenses represented 41% and 64% of revenue for the quarters ended March 31, 2003 and 2002, respectively. The increase was primarily related to an increase in salary-related expenses resulting from our acquisitions in the second and third quarters of 2002, partially offset by a reduction in public relations and trade show expenses during the first quarter of 2003.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology, and other administrative personnel, in addition to professional fees and other general corporate expenses. General and administrative expenses increased 87% to $2.2 million for the quarter ended March 31, 2003 from $1.2 million for the comparable period in 2002. General and administrative expenses represented 25% and 28% of revenue for the quarters ended March 31, 2003 and 2002, respectively. The increase in absolute dollars was primarily related to higher payroll, travel and related expenses due to the acquisition of the international operations in the second quarter of 2002.

        Restructuring and Other Expenses.    During the first quarter of 2002, we incurred a charge of $7.0 million related to our restructuring plan to streamline our business to focus on core products, refine our product line and consolidate space at our Milpitas, California facility. This plan also included a 15% reduction in workforce. There were no corresponding charges in the first quarter of 2003.

        Acquisition-related Expenses.    During the first quarter of 2002, we recognized acquisition-related charges of $3.0 million related to the terminated merger between NetRatings and Jupiter Media Metrix. There were no corresponding charges in the first quarter of 2003.

        Amortization of Intangibles.    During the first quarter of 2003, we recognized amortization of intangible assets of $1.0 million resulting from the amortization of the specifically identified intangibles associated with the acquisitions of AdRelevance, @Plan, eRatings, and NetValue and other intangible assets, including patents. There was no corresponding amortization in the first quarter of 2002.

        Stock-based Compensation.    Stock-based compensation primarily represents amortization of deferred charges related to stock warrants which Nielsen Media Research exercised in December 1999. Stock-based compensation expenses decreased 2% to $2.3 million, or 25% of revenue for the three-month period ended March 31, 2003 from $2.3 million, or 54% of revenue for the corresponding period in 2002. The decrease was due to the scheduled amortization of our stock-based compensation costs. We anticipate stock-based compensation costs will continue to decrease in the future in accordance with the scheduled amortization.

        Loss on Joint Ventures.    Loss on joint ventures decreased 95% to $50,000 or 1% of revenue for the three-month period ended March 31, 2003 from $927,000, or 22% of revenue for the corresponding period in 2002. The decrease was primarily due to our acquisition of ACNielsen's interest in eRatings in May 2002, after which eRatings' losses have been reported in our consolidated results rather than in the loss from joint ventures.

        Interest Income, Net.    Interest income, net, decreased 42% to $1.3 million for the three-month period ended March 31, 2003 from $2.3 million for the comparable period in 2002. The decrease reflects a reduction of interest rates in first quarter 2003 when compared to the corresponding period in 2002. Decrease in interest income also resulted from an overall reduction in cash and cash equivalents during the first quarter 2003 as a result of the repurchase of shares of common stock from two former executives at the end of the first quarter of 2002, acquisitions completed during the year 2002 and the settlement of the patent infringement litigation with Jupiter Media Metrix. We anticipate interest income to continue to decline as the current market conditions prevail.

        Minority Interest.    At March 31, 2003 we owned approximately 86% of the capital of NetValue and beneficial ownership of approximately 80% of the capital of MMXI Switzerland. The minority interest in the net losses of these companies was recorded to reflect the interest of the minority shareholders. There were no corresponding amounts in the first quarter of 2002.

        Operating Loss.    Operating loss decreased 59% to $6.5 million, or 72% of revenue for the quarter ended March 31, 2003 from $16.0 million, or 372% of revenue for the corresponding period in 2002. The decrease is primarily due to increase in revenue as the result of acquisitions and no restructuring and acquisition related expenses during the first quarter of 2003 when compared to the corresponding period in 2002. The decrease in operating loss was partially offset by the higher production costs for our online products and services as the result of acquisitions, restructuring and other expenses, increase in operating expenses as the result of the added employees from acquisitions, and amortization of intangibles.

        Net Loss.    For the three-month period ended March 31, 2003, our net loss decreased to $5.2 million, or $0.15 per share on approximately 33.6 million shares outstanding, as compared with a net loss of $14.6 million, or $0.45 per share on approximately 32.9 million shares outstanding for the corresponding period in 2002. The decrease is primarily due to (i) higher revenue in the first quarter of 2003, (ii) no restructuring or acquisition-related expenses in the first quarter, (iii) a reduction in the U.S. home and at-work panels expense, and (iv) a reduction in joint venture losses as the result of the acquisition of eRatings. These decreases were partially offset by (i) a decrease in interest income resulting from acquisitions and the reduction in interest rates, (ii) amortization of intangible assets, (iii) an increase in certain operating expenses and cost of revenue related to our acquisitions in 2002.

Inflation

        Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

        As of March 31, 2003, the Company's cash and cash equivalents and short-term investments totaled $236.8 million. Cash used in operating activities was $4.5 million for the quarter ended March 31, 2003 due to our net loss of $5.2 million and cash used in working capital changes of $3.1 million, which was partially offset by non-cash charges of $3.8 million. The non-cash expenses include $2.3 million for stock-based compensation, $0.5 million for depreciation and $1.0 million for amortization of intangible assets. Net cash used in operating activities totaled $1.7 million for the quarter ended March 31, 2002, due to our net loss of $14.6 million offset by non-cash charges of $1.8 and cash provided in working capital changes of $11.1 million. The cash provided in working capital changes included the $7.0 million restructuring liability charge taken in the first quarter of 2002 and the $3.0 million write off of certain acquisition related expenses. The non-cash charges in the first quarter of 2002 included $0.9 loss on joint ventures and $0.9 for depreciation. We expect net cash used in operating activities to increase during 2003 as we make payments to related parties for services rendered, launch our MegaPanel service announced in February 2003 and make payments for severance and other costs related to restructuring and acquisitions.

        Net cash provided by investing activities for the quarter ended March 31, 2003 was $8.2 million. This amount reflects net sales of our short-term investments of $8.9 million, which was partially offset by the acquisition of property and equipment of $0.3 million and cash paid for acquisitions, net of cash acquired, of $0.4 million. During the corresponding period in 2002, net cash provided by investing activities was $38.5 million. Net sales of marketable securities and other investments during the period, net of proceeds and maturities, were $40.2 million, which was partially offset by investments in joint ventures of $1.6 million and capital expenditures of $0.1 million. We had no material capital expenditure commitments at March 31, 2003 and anticipate that capital expenditure spending in 2003 will approximate the 2002 level of spending. We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations and potential strategic investments.

        Net cash provided in financing activities totaled $0.2 million for the quarter ended March 31, 2003, reflecting stock issued through the exercise of options and our employee stock purchase plan. Net cash used in financing activities totaled $20.1 million for the quarter ended March 31, 2002. This was primarily related to $20.6 million used to repurchase 1.5 million shares of Common Stock from two former executive officers, partially offset by the exercise of options and the purchase of stock through the employee stock purchase plan, totaling $0.5 million.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

        We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million for the year ended December 31, 2001, $38.9 million for the year ended December 31, 2002 and $5.2 million for the quarter ended March 31, 2003, and as of March 31, 2003, our accumulated deficit was $99.5 million. We intend to continue to make significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

  •
  the authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

  •
  provisions in our bylaws eliminating stockholders' rights to call a special meeting of stockholders and requiring advance notice of any stockholder nominations of director candidates or any stockholder proposal to be presented at an annual meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2003, we had cash and cash equivalents and short-term investments of $236.8 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of March 31, 2003, our investments had a weighted-average time to maturity of approximately 213 days.

        NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net losses of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the joint venture losses recorded by NetRatings.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date that we carried out our last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, related to In re Initial Public Offerings Securities Litigation. The case is brought purportedly on behalf of all persons who purchased the Company's common stock from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of our former officers or directors; and investment banking firms that served as underwriters for our initial public offering in December 1999. The Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed.

        We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases, including our case, have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants. We believe that the remaining claims against us and our officers and directors are without merit and intend to defend them vigorously. Our management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number	Exhibit
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        The Company did not file any Report on Form 8-K for the period covered by this quarterly report on Form 10-Q. However, on May 7, 2003, we furnished a Report on Form 8-K pursuant to Items 7 and 9 of such form regarding our announcement of the Company's financial results for the first quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003
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

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
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

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ TODD SLOAN Todd Sloan Executive Vice President of Corporate Development and Chief Financial Officer

QuickLinks

NETRATINGS, INC. FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NETRATINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
NETRATINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share data)
NETRATINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
NETRATINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002