Form 10-Q
period 2003-06-30
NETRATINGS INC
filed 2003-08-14
CIK 1095480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2003, was 33,885,860.

NETRATINGS, INC. FORM 10-Q INDEX

PART I.                       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$104,476	$84,569
Short-term investments	129,200	156,842
Accounts receivable, net	8,367	7,721
Due from joint ventures	1,380	1,268
Due from related parties	994	—
Prepaid expenses and other current assets	2,062	2,610

Total current assets	246,479	253,010

Property and equipment, net	3,787	2,994
Intangibles, net	18,728	21,684
Goodwill	53,778	51,298
Other assets	682	2,659

Total assets	$323,454	$331,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,229	$3,962
Accrued liabilities	9,406	11,891
Deferred revenue	11,157	11,202
Due to related parties	11,034	7,304
Restructuring liabilities	1,495	6,604

Total current liabilities	36,321	40,963

Restructuring liabilities, less current portion	1,777	—

Total liabilities	38,098	40,963

Minority interest	2,188	2,016
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 35,268 and 35,114 at June 30, 2003 and December 31, 2002, respectively; outstanding shares: 33,768 and 33,614 at June 30, 2003 and December 31, 2002, respectively	35	35
Additional paid-in capital	419,240	418,779
Deferred compensation and other costs	(12,139)	(16,692)
Accumulated other comprehensive income	2,319	1,513
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(105,656)	(94,338)

Total stockholders’ equity	283,168	288,666

Total liabilities and stockholders’ equity	$323,454	$331,645

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$10,201	$7,283	$19,222	$11,596
Cost of revenue	5,191	3,856	9,399	6,528

Gross profit	5,010	3,427	9,823	5,068
Operating expenses:
Research and development	2,480	1,999	4,603	3,399
Sales and marketing	4,260	3,598	7,981	6,371
General and administrative	2,423	1,862	4,649	3,054
Restructuring and other expenses	—	—	—	6,969
Acquisition-related expenses	—	—	—	3,033
Amortization of intangibles	970	610	1,959	610
Amortization of stock-based compensation	2,276	2,552	4,553	4,872

Total operating expenses	12,409	10,621	23,745	28,308

Loss from operations	(7,399)	(7,194)	(13,922)	(23,240)

Equity in earnings (losses) of joint ventures	1	(1,184)	(49)	(2,111)
Interest income, net	1,169	1,888	2,509	4,218
Minority interest in net loss of consolidated subsidiaries	96	—	144	—

Net loss	$(6,133)	$(6,490)	$(11,318)	$(21,133)

Basic and diluted net loss per common share	$(0.18)	$(0.20)	$(0.34)	$(0.65)

Shares used to compute basic and diluted net loss per common share	33,728	32,635	33,685	32,765

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net cash (used in) operating activities	$(7,917)	$(3,892)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,366)	(130)
Purchase of short term investments	(163,201)	(240,851)
Sale of short term investments	190,178	304,948
Acquisitions, net of cash acquired and investments in joint ventures	(787)	(41,145)

Net cash provided by investing activities	24,824	22,822

FINANCING ACTIVITIES
Proceeds from stock issuances	461	1,679
Stock repurchase	—	(20,630)
Payments on capital lease obligations and notes payable	—	(41)

Net cash provided by (used in) financing activities	461	(18,992)

Effect of exchange rate fluctuations	2,539	—

Net increase (decrease) in cash and cash equivalents	19,907	(62)
Cash and cash equivalents at beginning of period	84,569	87,483

Cash and cash equivalents at end of period	$104,476	$87,421

See accompanying notes to the condensed consolidated financial statements.

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

During the second quarter of 2003, NetRatings increased its ownership interest in NetRatings Japan from 49% to 58.2%. As a result of this transaction, NetRatings has consolidated the financial position and results of operations of NetRatings Japan effective May 1, 2003.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.                                      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(6,133)	$(6,490)	$(11,318)	$(21,133)
Accumulated translation adjustment	768	—	1,470	—
Unrealized gain (loss) on short-term investments	(383)	1,004	(665)	(182)

Comprehensive loss	$(5,748)	$(5,486)	$(10,513)	$(21,315)

3.                                      STOCKHOLDERS’ EQUITY

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(6,133)	$(6,490)	$(11,318)	(21,133)
Weighted-average shares of common stock outstanding	33,728	32,661	33,685	32,797
Less: weighted-average shares subject to repurchase	—	(26)	—	(32)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	33,728	32,635	33,685	32,765

Basic and diluted net loss per common share	$(0.18)	$(0.20)	$(0.34)	$(0.65)

As allowed by SFAS 123, the Company follows the disclosure requirements only of SFAS 148, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value. Pro forma information presented below regarding net loss required under SFAS 148 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 148. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s GAAP and pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(6,133)	$(6,490)	$(11,318)	$(21,133)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,800)	(1,911)	(3,376)	(3,464)

Pro forma net loss	$(7,933)	$(8,401)	$(14,694)	$(24,597)

Basic and diluted net loss per share	$(0.18)	$(0.20)	$(0.34)	$(0.65)

Pro forma basic and diluted net loss per share	$(0.23)	$(0.26)	$(0.44)	$(0.75)

4.                                      DUE FROM RELATED PARTIES

On April 1, 2003, the Company increased its ownership in NetRatings Japan from 49% to 58.2%. As a result of obtaining majority ownership in NetRatings Japan, the Company now consolidates the financial statements of NetRatings Japan, and included in those statements is an $838,000 loan receivable from the minority shareholder in NetRatings Japan. This loan is due on October 31, 2003 and accrues interest at 0.3% per annum, a favorable interest rate in Japan.

5.                                      GOODWILL AND INTANGIBLE ASSETS

During the second quarter of 2003, NetRatings finalized the allocation of purchase price related to the acquisitions completed in the second quarter of 2002, resulting in (i) adjustments to certain asset and liability balances existing at the acquisition dates, (ii) adjustments to acquisition related costs and (iii) an adjustment to intangible assets.  These adjustments, which primarily related to the eRatings acquisition, netted to decreases in goodwill and intangible assets of approximately $104,000 and $1,000,000, respectively.  During the first and second quarters of 2003, NetRatings acquired beneficial ownership of MMXI Switzerland and increased its ownership in

NetRatings Japan from 49% to 58.2%.  The total price for these two transactions was approximately $2,300,000. These companies had a negative net book value of approximately $200,000, which resulted in additional goodwill of approximately $2,500,000.

Goodwill and other intangible assets, along with their weighted average lives as of June 30, 2003, consisted of the following (in thousands, except average life):

		June 30, 2003
	Gross carrying amount	Accumulated amortization	Net	Average life

Intangible assets continuing to be amortized:
Core technologies	$4,890	$777	$4,113	7
Customer contracts	2,540	1,453	1,087	2
Patents and other	15,682	2,154	13,528	11

Total	$23,112	$4,384	18,728

Goodwill			53,778

Total goodwill and other intangible assets			$72,506

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

6.                                      RESTRUCTURING EXPENSES

In the first quarter of 2002, NetRatings’ management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line and consolidate space at its Milpitas facility. The restructuring plan resulted in a reduction of 15% of NetRatings’ workforce. Accordingly, NetRatings recognized a restructuring charge of approximately $6,969,000 during the first quarter of 2002. The restructuring plan involved the termination of 40 employees worldwide, all of which have been terminated. Positions were eliminated primarily in NetRatings’ executive management, engineering and sales functions.

In connection with the acquisitions completed in 2002 and the MMXI Switzerland transaction in the first quarter of 2003, NetRatings incurred an additional $6,934,000 in restructuring liabilities that have been accounted for as additional purchase price. The restructuring plans involved the termination of 80 employees worldwide, all of whom have been terminated as of June 30, 2003. Positions were eliminated primarily in the executive management, general and administration, engineering and sales functions.

In finalizing the purchase price allocations of the acquisitions completed in the second quarter of 2002, the Company adjusted its restructuring liabilities based on the latest available information.  These adjustments include decreases in severance related liabilities that will not be paid and adjustments to estimates relating to idle facility lease commitments.

The following table summarizes activity associated with the restructuring plan as of June 30, 2003:

	Accrual as of December 31, 2002	Addition related to acquisition of MMXI Switzerland	Paid through June 30, 2003	Adjustments in Q2 2003	Accrual as of June 30, 2003

Employee severance benefits	$2,266	$60	$(1,478)	$(812)	$36

Costs incurred due to discontinuation of certain services and other expenses	670	—	(567)	—	103

Lease commitments and related write-down of property and equipment	3,668	50	(827)	242	3,133

Totals	$6,604	$110	$(2,872)	$(570)	$3,272

7.                                      ACQUISITIONS

During the second quarter of 2003, NetRatings acquired beneficial ownership of the remaining 20% of MMXI Switzerland, a Swiss company whose business is focused in the international Internet media and market research industries. NetRatings also increased its ownership in NetRatings Japan from 49% to 58.2%. The impact of these transactions on NetRatings’ consolidated results of operations is not significant and therefore the Company does not include pro forma results for these acquisitions.

NetRatings accounts for its acquisitions under the purchase method. The allocation of purchase price related to the acquisitions reflects the fair value of the acquired assets and liabilities. The results of operations of each acquired entity are reflected in the consolidated results of operations beginning on their respective acquisition dates. Prior to the Company’s majority ownership in NetRatings Japan, NetRatings recorded its equity share of NetRatings Japan’s gain or loss in equity in earnings (losses) of joint venture. Effective May 2003, NetRatings Japan’s financial results are consolidated into the Company’s financial statements.

8.                                      INDUSTRY SEGMENT AND FOREIGN OPERATIONS

NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.

During the three months ended June 30, 2003, revenues of $6,545,000 and $3,656,000 were attributed to the Company’s United States and international operations, respectively. For the same period in 2002, revenues of $6,514,000 and $769,000 were attributed to the United States and international operations, respectively.

During the six months ended June 30, 2003, revenues of $12,666,000 and $6,556,000 were attributed to the Company’s United States and international operations, respectively. Revenues of  $10,827,000 and $769,000 were attributed to the Company’s United States and international operations, respectively, for the six months ended June 30, 2002.

During the second quarter of 2003, net losses, including allocation of expenses, were $3,834,000 and $2,299,000 for the Company’s United States and international operations, respectively. For the same period in 2002, net losses, including allocation of expenses, were $5,305,000 and $1,185,000 for the Company’s United States and international operations, respectively.  Net losses for the six month period ended June 30, 2003 were $8,257,000 and $3,061,000 for the Company’s United States and international operations, respectively, compared with $19,948,000 and $1,185,000 for the same period in 2002.

At June 30, 2003, $2,119,000 of NetRatings’ property and equipment was located in the United States and $1,668,000 was located in Europe and Asia, compared with $3,692,000 at June 30, 2002, all of which was located in the United States.

9.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective for all new arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not believe any of its arrangements, including joint ventures, are variable interest entities.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 is effective for contracts with derivative instruments and hedging relationships entered into or modified after June 30, 2003. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement also amends the definition of an underlying security to conform it to language used in FIN 45. The Company does not have any financial instruments impacted by the adoption of FASB 149.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

10.                               CONTINGENCIES

The Company is involved in certain legal proceedings. See Legal Proceedings in Part II, Item 1 of this Report. Management currently believes that the resolution of these matters will not have a material adverse impact on NetRatings’ financial position.

11.                               SUBSEQUENT EVENTS

On July 21, 2003, NetRatings announced the acquisition of NetCrawling S.A., the developer and marketer of LemonAd, Europe’s leading online advertising monitoring service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this Form 10-Q (this “Report”) are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed elsewhere in this Report on Form 10-Q under the heading “Risk Factors That May Affect Our Performance.”

Overview

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of June 30, 2003, we had 682 clients. In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services.

During 2002, following the mutual termination of an Agreement and Plan of Merger with Jupiter Media Metrix, Inc., we completed a number of acquisitions that expanded our portfolio of products and services in the United States and abroad. On April 9, 2002, we acquired substantially all the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix Inc. for $8.3 million in cash. The assets acquired include the AdRelevance suite of services and related patent applications, trademarks, copyrights, associated contracts, accounts receivable balances and related deferred revenue balances.

On May 6, 2002, we acquired substantially all the assets related to DoubleClick’s @Plan unit for $18.1 million in cash and stock. The assets acquired include the @Plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances and related deferred revenue balances.

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

On August 5, 2002, we announced the acquisition of 52% of NetValue’s outstanding common stock, which was completed on August 9, 2002 through direct purchases from certain NetValue stockholders for a price of two Euros per NetValue share. On August 12, 2002, NetValue’s board was reconstituted to provide NetRatings with majority control of NetValue’s board. NetValue is a French company traded on the “Nouveau Marche” of the Euronext Paris exchange whose business is focused in the international Internet media and market research industries. In exchange for 52% of NetValue’s outstanding common stock, we paid $7.1 million in cash and issued 266,000 shares of our common stock to certain NetValue common stockholders. On October 7, 2002, we commenced a simplified all-cash take-over bid to acquire the outstanding shares of NetValue that we did not already own for a price of two Euros per NetValue share. On November 4, 2002, the Conseil des Marches Financier, Paris, France, issued a statement announcing that we had acquired 2,858,000 shares of NetValue in the simplified all-cash take-over bid, which ended on October 28, 2002. As of June 30, 2003, we owned approximately 8,011,000 shares of NetValue, representing approximately 86% of the capital and 87.5% of the voting rights of NetValue.  In July 2003, the NetValue board decided to propose to the NetValue stockholders that they resolve to dissolve NetValue and to take steps preparing for the voluntary liquidation of NetValue.

In January 2003, we acquired beneficial ownership of approximately 80% of MMXI Switzerland, a Swiss company whose business is focused in the international Internet media and market research industries. In April 2003 we acquired beneficial ownership of the remaining 20% of MMXI Switzerland. Also in April 2003, we increased our ownership interest in NetRatings Japan from approximately 49% to approximately 58%. The total price for MMXI Switzerland and the additional ownership interests in NetRatings Japan was approximately $2.3 million.

We currently offer our products and services in thirteen locations around the world. During 2002, we discontinued operations in a number of international markets that were not viewed by us as critical markets. In France and Brazil, our products and services are sold through joint ventures. As of June 30, 2003, we held a 50% ownership interest in Mediametrie eRatings.com, our French joint venture, and the remaining ownership interest was held by Mediametrie. As of June 30, 2003, we held a 49% ownership interest in Ibope eRatings.com, and the remaining ownership interest was held by Ibope. Revenue from our joint ventures’ Internet audience measurement services are allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service. We use the equity method to account for our joint ventures.

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

We have a limited operating history upon which investors may evaluate our business prospects. We have incurred net losses since our inception, and as of June 30, 2003, our accumulated deficit was $105.7 million. We expect to continue to invest in enhancing our products and service offerings, including investment in our MegaPanel service. As a result, we expect to continue to incur net losses for the foreseeable future.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, financing operations, contingencies and litigation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Legal Contingencies

We are currently involved in certain legal proceedings. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with FAS 5. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. We do not believe the outcomes of these matters in the aggregate will have a material adverse effect on our financial position. Nonetheless, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to these proceedings.

Goodwill and Intangible Assets

We recorded goodwill and intangible assets during 2002 and 2003 in connection with our acquisitions. Those intangible assets not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 1 to 11 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. We performed our annual evaluation of goodwill and intangibles as of December 1, 2002 and no impairment was indicated. We will reassess the carrying value of goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Investments

We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus. These joint venture entities, which are accounted for on the equity method, are non-publicly traded companies whose values are difficult to determine. We reduce our investment in accordance with our equity in each joint venture’s loss and record a corresponding loss on joint ventures in our statement of operations. The equity basis is adjusted for any additional capital contributions or commitments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three months and the six months indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Cost of revenue	51%	53%	49%	56%
Gross profit	49%	47%	51%	44%
Operating expenses:
Research and development	24%	27%	24%	29%
Sales and marketing	42%	49%	42%	55%
General and administrative	24%	26%	24%	26%
Restructuring and other expenses	—	—	—	60%
Acquisition-related expenses	—	—	—	26%
Amortization of intangibles	10%	8%	10%	5%
Stock-based compensation	22%	35%	24%	42%
Total operating expenses	122%	146%	124%	244%
Loss from operations	(73)%	(99)%	(73)%	(200)%
Equity in earnings (losses) of joint ventures	—	(16)%	—	(18)%
Interest income, net	11%	26%	13%	36%
Minority interest in net loss of consolidated subsidiaries	1%	—	1%	—
Net loss	(61)%	(89)%	(59)%	(182)%

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements and bill our customers in advance, usually on an annual or quarterly basis. We also derive a portion of our revenue from our customized products and services and from joint venture partners.

Revenue increased 40% to $10.2 million for the three month period ended June 30, 2003, compared to $7.3 million for the corresponding period in 2002. The increase in revenue was primarily due to (i) the acquisitions completed during the second and third quarters of 2002; (ii) the full consolidation of the operating results of MMXI Switzerland and NetRatings Japan as of June 2003; and (iii) improved renewal rates and average selling prices during prior quarters.

Revenue increased 66% to $19.2 million for the six month period ended June 30, 2003, compared to $11.6 million for the corresponding period in 2002. The increase in revenue was primarily due to (i) the acquisitions completed during the second and third quarters of 2002; (ii) the full consolidation of the operating results of MMXI Switzerland and NetRatings Japan as of June 2003; and (iii) improved renewal rates and average selling prices during prior quarters.

As of June 30, 2003, 682 customers worldwide subscribed to our products and services. Our global contract renewal rate was 72% for the second quarter of 2003, compared with a 52% renewal rate for the second quarter of 2002. Our global average sales price was $62,000 for the second quarter of 2003, compared with $50,000 for the second quarter of 2002. During the three month and six month periods ended June 30, 2003, no customer accounted for more than 10% of our revenue.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to the recruitment, maintenance and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized ratably over the term of the customer’s subscription agreement, as the data is provided, as well as the royalty fees associated with certain data partnering agreements.

Cost of revenue increased 35% to $5.2 million, or 51% of revenue, for the three month period ended June 30, 2003 from $3.9 million, or 53% of revenue, for the three month period ended June 30, 2002. The dollar increase in cost of revenue was due to (i) recruitment and panel costs related to the launch of the MegaPanel service in the United States and the expansion of service internationally; (ii) additional cost of revenue related to the acquisitions completed in 2002 and 2003; and (iii) recruitment and panel costs related to the launch of the Hispanic service in the United States and a custom panel in Germany.  These increases were partially offset by a reduction in panel related fees associated with both the U.S. home and at-work panels.

Cost of revenue increased 44% to $9.4 million, or 49% of revenue, for the six month period ended June 30, 2003 from $6.5 million, or 56% of revenue, for the six month period ended June 30, 2002.  The dollar increase in cost of revenue was due to (i) recruitment and panel costs related to the launch of MegaPanel service in the United States and the expansion of service internationally; (ii) additional cost of revenue related to the acquisitions completed in 2002 and 2003; and (iii) recruitment and panel costs related to the launch of the Hispanic service in the United States and a custom panel in Germany.  These increases were partially offset by a reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse in the first quarter of 2002 and a reduction in panel fees associated with both the U.S. home and at-work panels. We anticipate to continue to incur significant expenses relating to the launch of MegaPanel service in the remaining months of 2003.

 Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses increased 24% to $2.5 million for the three month period ended June 30, 2003 from $2.0 million for the comparable period in 2002. Research and development expenses represented 24% and 27% of revenue for the three month periods ended June 30, 2003 and 2002, respectively. The dollar increase was primarily due to increased research and development personnel and associated payroll expenses resulting from our acquisitions of NetValue and eRatings in the second and third quarters of 2002, and the consolidation of the Japanese joint venture in the second quarter of 2003.

Research and development expenses increased 35% to $4.6 million for the six month period ended June 30, 2003, compared to $3.4 million for the corresponding period in 2002. Research and development expenses represented 24% and 29% of revenue for the six month periods ended June 30, 2003 and 2002, respectively. The dollar increase was primarily due to increased research and development personnel and associated payroll expenses resulting from our acquisitions in the second and third quarters of 2002, and the consolidation of the Japanese joint venture in the second quarter of 2003, partially offset by our reduction in workforce in the first quarter of 2002.

 Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, advertising and other sales and marketing programs.

Sales and marketing expenses increased 18% to $4.3 million for the three month period ended June 30, 2003 from $3.6 million for the comparable period in 2002. Sales and marketing expenses represented 42% and 49% of revenue for the three month periods ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to an increase in salary-related and travel expenses as a result of additional employees from our acquisitions in the second and third quarters of 2002.

Sales and marketing expenses increased 25% to $8.0 million for the six month period ended June 30, 2003 from $6.4 million for the comparable period in 2002. Sales and marketing expenses represented 42% and 55% of revenue for the six month periods ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to an increase in salary-related and travel expenses as a result of additional employees from our acquisitions in the second and third quarters of 2002, partially offset by a reduction in public relations and trade show expenses during the first quarter of 2003.

 General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 26% to $2.4 million for the three month period ended June 30, 2003 from $1.9 million for the comparable period in 2002. General and administrative expenses represented 24% and 26% of revenue for the three month periods ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to higher payroll, travel and related expenses due to the acquisition of eRatings in the second quarter of 2002.

General and administrative expenses increased 48% to $4.6 million for the six month period ended June 30, 2003 from $3.1 million for the comparable period in 2002. General and administrative expenses represented 24% and 26% of revenue for the six month periods ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to higher payroll, travel and related expenses due to the acquisition of eRatings in the second quarter of 2002.

 Restructuring and Other Expenses.  During the six month period ended June 30, 2002, we incurred a charge of $7.0 million related to our restructuring plan to streamline our business to focus on core products, refine our product line and consolidate space at our Milpitas, California facility. This plan also included a 15% reduction in workforce. There were no corresponding charges in the six month period ended June 30, 2003.

 Acquisition-related Expenses.  During the six month period ended June 30, 2002, we recognized acquisition-related charges of $3.0 million related to the terminated merger between NetRatings and Jupiter Media Metrix. There were no corresponding charges in the six month period ended June 30, 2003.

Amortization of Intangibles.  Amortization of intangible expenses increased 59% to $970,000 for the three month period ended June 30, 2003 from $610,000 for the comparable period in 2002.  Amortization of intangible expenses increased 221% to $2.0 million for the six month period ended June 30, 2003, compared to $610,000 for the corresponding period in

2002. The increases were primarily due to the amortization of specifically identified intangibles associated with the acquisitions of AdRelevance, @Plan, eRatings and NetValue and other intangible assets, including patents.

Amortization of Stock-based Compensation.  Stock-based compensation primarily represents amortization of deferred charges related to stock warrants which Nielsen Media Research exercised in December 1999.

Amortization of stock-based compensation expenses decreased 11% to $2.3 million, or 22% of revenue for the three month period ended June 30, 2003 from $2.6 million, or 35% of revenue for the corresponding period in 2002. Amortization of stock-based compensation expenses decreased 7% to $4.6 million, or 24% of revenue for the six month period ended June 30, 2003 from $4.9 million, or 42% of revenue for the corresponding period in 2002.  The decreases were due to the scheduled amortization of our stock-based compensation costs.  We anticipate stock-based compensation costs will continue to decrease in the future in accordance with the scheduled amortization.

Equity in Earnings (Losses) of Joint Ventures.  For the three month period ended June 30, 2003, gain from joint ventures was $1,000 or 0.01% of revenue. Loss from joint ventures was $1.2 million or 16% of revenue for the corresponding period in 2002. The increase was primarily due to our acquisition of ACNielsen’s interest in eRatings in May 2002, after which eRatings’ losses have been reported in our consolidated results rather than in loss from joint ventures.

For the six month period ended June 30, 2003, loss from joint ventures was $49,000 or 0.25% of revenue. Loss from joint ventures was $2.1 million or 18% of revenue for the corresponding period in 2002. The decrease was primarily due to our acquisition of ACNielsen’s interest in eRatings in May 2002, after which eRatings’ losses have been reported in our consolidated results rather than in loss from joint ventures.

Interest Income, Net.  Interest income, net, decreased 38% to $1.2 million for the three-month period ended June 30, 2003 from $1.9 million for the comparable period in 2002.  Interest income, net, decreased 41% to $2.5 million for the six month period ended June 30, 2003 from $4.2 million for the comparable period in 2002.  The decrease reflects a reduction of interest rates in the second quarter of 2003 when compared to the corresponding period in 2002. Decrease in interest income also resulted from an overall reduction in cash and cash equivalents as compared with the beginning of 2002 as a result of the repurchase of common stock from two former executives in the first quarter of 2002, acquisitions completed in 2002 and 2003 and funding normal operations.  We anticipate interest income to remain at its current level or lower as the current market conditions prevail and we use cash to fund our operations.

Minority Interest.  During the six months ended June 30, 2003, we held majority interests in NetValue, MMXI Switzerland and NetRatings Japan.  Minority interest in profit (loss) for the three month and six month periods ended June 30, 2003 was $96,000 and $144,000, respectively.  There was no minority interest for the corresponding period in 2002.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s cash and cash equivalents and short-term investments totaled $233.7 million. Cash used in operating activities was $7.9 million for the six month period ended June 30, 2003 due to our net loss of $11.3 million and cash used in working capital changes of $4.2 million, which was partially offset by non-cash charges of $7.6 million. The non-cash expenses include $4.6 million for amortization of stock-based compensation, $1.0 million for depreciation and $2.0 million for amortization of intangible assets.  Cash used in operating activities totaled $3.9 million for the six month period ended June 30, 2002, due to our net loss of $21.1 million offset by non-cash charges of $8.9 million and cash provided in working capital changes of $8.3 million. The non-cash expenses included $4.9 million for amortization of stock-based compensation, $2.1 million related to equity in losses of joint ventures, $1.3 million for depreciation and $0.6 million for amortization of intangible assets. The changes in working capital included $3.1 million related to restructuring liabilities, $3.0 million related to deferred acquisition costs and $2.2 million of other working capital changes. We expect cash used in operating activities to increase during 2003 as we make payments to related parties for services rendered and panel costs related to our MegaPanel service.

Net cash provided by investing activities for the six month period ended June 30, 2003 was $24.8 million. This amount reflects net sales of our short-term investments of $27 million, which was partially offset by the acquisition of property and equipment of $1.4 million and cash paid for acquisitions, net of cash acquired, of $0.8 million. During the corresponding period in 2002, net cash provided by investing activities was $22.8 million. Net sales of marketable securities and other investments during the period, net of proceeds and maturities, were $64.1 million, which was partially offset by investments in acquisitions and joint ventures of $41.1 million. We had no material capital expenditure commitments at June 30, 2003 and anticipate that capital expenditure spending in 2003 will approximate the 2002 level of spending. We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations and potential strategic investments.

Net cash provided in financing activities totaled $461,000 for the six month period ended June 30, 2003, reflecting stock issued through the exercise of options and our employee stock purchase plan. Net cash used in financing activities was $19.0 million for the corresponding six month period ended June 30, 2002.  The cash used in 2002 was primarily related to $20.6 million used to repurchase 1.5 million shares of Common Stock from two former executive officers, partially offset by the exercise of options and the issuance of stock through the employee stock purchase plan, totaling $1.7 million.

In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for panel development, panel maintenance and marketing. There are no material commitments for these arrangements extending beyond 2003. While we have historically made additional contributions to our joint ventures in order to maintain our ownership percentage, we are not contractually required to make such contributions. In the event of a request for capital infusion, we have the option as to whether or not we participate in the round of funding. Should we elect not to participate our equity position would be diluted in that joint venture.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million for the year ended December 31, 2001, $38.9 million for the year ended December 31, 2002 and $11.3 million for the six month ended June 30, 2003, and as of June 30, 2003, our accumulated deficit was $105.7 million. We intend to continue to make significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

We derive a large percentage of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals and sales of additional products and services to existing customers to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates or a reduction in the number of products and services that we are able to sell to existing customers would harm our operating results and could prevent us from becoming profitable. To date, renewals have been an essential element of our revenue growth. We cannot assure you that we will be able to achieve or sustain high renewal rates, particularly during an economic downturn. Additionally, because most Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers’ businesses could cause a decline in renewal rates for our products and services.

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

The data for our audience measurement service is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies that we employ in geographic locations outside of the United States, Canada, France, and Japan have been developed and maintained by eRatings using ACNielsen’s proprietary sampling methodology and employees made available to eRatings by ACNielsen. As part of the acquisition of eRatings by NetRatings in May 2002, ACNielsen granted NetRatings a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide eRatings, for a period of five years following the acquisition with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services which were provided to eRatings by ACNielsen prior to the acquisition. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

OUR COSTS TO DEVELOP AND MAINTAIN ACCURATE INTERNET AUDIENCE MEASUREMENT PANELS, INCLUDING PANELS FOR OUR MEGAPANEL SERVICE, ARE SIGNIFICANT AND MAY INCREASE

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

In February 2003, we announced our intention to launch a MegaPanel service in the United States and to expand the service internationally. Recruiting panelists for our MegaPanel service has required significant investment and there can be no assurance that we will be able to achieve or maintain panels of sufficient size to meet client demand. There can also be no assurance that we will be successful in achieving substantial sales of our MegaPanel service in the United States or internationally.

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

THE CONTINUED OPERATION OF A PUBLIC COMPANY SUBSIDIARY IN FRANCE COULD RESULT IN ADDITIONAL OPERATING EXPENSES

On August 9, 2002, we acquired a 52% controlling interest in NetValue, S.A., a publicly traded French company listed on the Nouveau Marché of Euronext Paris S.A. Following the purchase of the controlling interest in NetValue and the purchase of additional shares of NetValue on the open market, we completed a simplified all-cash take-over bid which resulted in the purchase of an additional 2,857,940 shares of NetValue. As a result, we currently own 8,011,463 shares of NetValue representing approximately 86% of the capital and 87.5% of the voting rights of NetValue.  In July 2003, the NetValue board decided to propose to the NetValue stockholders that they resolve to dissolve NetValue and take steps preparing for the voluntary liquidation of NetValue.  If the voluntary liquidation of NetValue is not completed, or not completed in a timely manner, NetValue would continue to operate as a separate entity in France.  Continued operation of a public company subsidiary in France would result in increased operating expenses, including legal, accounting, and other administrative expenses.

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

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS

We are currently subject to a securities class action complaint relating to our initial public offering. The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose that the underwriters required several investors who sought large allocations of stock in the offering to pay excessive underwriters’ compensation in the form of increased brokerage commissions on other trades and required investors to agree to buy shares of our stock after the offering was completed at predetermined prices as a precondition to obtaining allocations in the offering. The plaintiffs further allege that because of these purchases, our stock price after its initial public offering was artificially inflated. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. While the issuer defendants have been engaged in settlement negotiations with the plaintiffs, there is no assurance that a settlement will be reached with the plaintiffs. An adverse outcome could materially affect our results of operations and financial position.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright, and trade secret laws to protect our proprietary rights, and we seek to obtain the issuances of patents for our core technology and the registration of our material trademarks and service marks in the United States and in selected other countries. We cannot assure you, however, that the steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all. On March 17, 2003, we filed a patent infringement lawsuit against The NPD Group alleging that NPD is using methods for computer use tracking that infringes one of our patents for computer use tracking (United States Patent No. 6,115,680).  There is no assurance that we will be successful in the lawsuit against NPD.

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

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to increase our internal controls and hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of stock options we grant to our employees, which may affect our ability to recruit or retain key employees.

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

As of June 30, 2003, we had cash and cash equivalents and short-term investments of $233.7 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of June 30, 2003, our investments had a weighted-average time to maturity of approximately 194 days.

NetRatings writes down its equity investments based on its share of the net losses recorded by its joint ventures. The net losses of those entities are impacted by foreign exchange rate fluctuations. A significant fluctuation in foreign exchange rates could materially impact the joint venture losses recorded by NetRatings.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control Over Financial Reporting  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases, including our case, have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants. We believe that the remaining claims against us and our officers and directors are without merit and intend to defend them vigorously. The issuer defendants and the plaintiffs have been engaged in settlement negotiations and it is possible that the issuer defendants and the plaintiffs will reach a settlement.  However, there can be no assurance that a settlement will be reached in this matter.  Our management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

On March 17, 2003, we filed a complaint against The NPD Group, Inc. in the United States District Court for the District of Delaware.  The complaint alleges that NPD is using methods for computer use tracking that infringes one of our patents for computer use tracking (United States Patent No. 6,115,680). In addition, the complaint alleges that NPD breached an agreement between NetRatings and NPD which provided NPD with a limited license to use the patent technology.  On May 5, 2003, NPD filed its answer to the complaint.  In the answer, NPD denied that it has infringed the patent or the agreement between NetRatings and NPD.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors John A. Dimling (29,687,626 affirmative votes and 2,670,584 withheld), Michael P. Connors (29,284,579 affirmative votes and 3,073,631 withheld), Jeffrey Epstein (29,589,837 affirmative votes and 2,768,373 withheld), James J. Geddes, Jr. (30,197,713 affirmative votes and 2,160,497 withheld), David H. Harkness (29,589,937 affirmative votes and 2,768,273 withheld), Arthur F. Kingsbury (30,197,713 affirmative votes and 2,160,497 withheld), Thomas A. Mastrelli (29,630,190 affirmative votes and 2,728,020 withheld), D. Scott Mercer (29,961,133 affirmative votes and 2,397,077 withheld), and William Pulver (29,393,210 affirmative votes and 2,965,000 withheld).

The stockholders also approved an amendment to the Company’s 1998 Stock Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares to a total of 8,465,000 shares (with 28,424,219 shares voting for, 3,933,991 against, and 0 abstaining). There were no broker non-votes in connection with this proposal.

The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2003 (with 32,357,635 shares voting for, 365 against, and 210 shares abstaining). There were no broker non-votes in connection with this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On May 7, 2003, we furnished a Report on Form 8-K pursuant to Items 7 and 9 of such form regarding our announcement of the Company’s financial results for the first quarter of 2003.  Subsequent to the end of the second quarter, on July 31, 2003, we furnished a report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company’s financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director