Form 10-Q
period 2003-09-30
NETRATINGS INC
filed 2003-11-14
CIK 1095480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2003, was 33,929,763.

NETRATINGS, INC. FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$97,454	$84,569
Short-term investments	129,973	156,842
Accounts receivable, net	7,693	7,721
Due from joint ventures	1,219	1,268
Due from related parties	588	—
Prepaid expenses and other current assets	2,500	2,610

Total current assets	239,427	253,010

Property and equipment, net	3,209	2,994
Intangibles, net	17,759	21,684
Goodwill	54,538	51,298
Other assets	664	2,659

Total assets	$315,597	$331,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,253	$3,962
Accrued liabilities	8,657	11,891
Deferred revenue	11,167	11,202
Due to related parties	9,738	7,304
Restructuring liabilities	1,483	6,604

Total current liabilities	33,298	40,963

Restructuring liabilities, less current portion	1,662	—

Total liabilities	34,960	40,963

Minority interest	2,009	2,016
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 35,415 and 35,114 at September 30, 2003 and December 31, 2002, respectively; outstanding shares: 33,915 and 33,614 at September 30, 2003 and December 31, 2002, respectively	35	35
Additional paid-in capital	419,999	418,779
Deferred compensation and other costs	(9,863)	(16,692)
Accumulated other comprehensive income	1,285	1,513
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(112,197)	(94,338)

Total stockholders’ equity	278,628	288,666

Total liabilities and stockholders’ equity	$315,597	$331,645

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$10,611	$8,698	$29,834	$20,294
Cost of revenue	5,029	4,659	14,428	11,187

Gross profit	5,582	4,039	15,406	9,107
Operating expenses:
Research and development	2,503	2,727	7,106	6,126
Sales and marketing	4,433	4,081	12,414	10,452
General and administrative	2,885	1,583	7,534	4,637
Restructuring and other expenses	—	—	—	6,969
Acquisition-related expenses	—	—	—	3,033
Amortization of intangibles	969	806	2,928	1,416
Amortization of stock-based compensation	2,276	2,281	6,829	7,153

Total operating expenses	13,066	11,478	36,811	39,786

Loss from operations	(7,484)	(7,439)	(21,405)	(30,679)

Equity in earnings (losses) of joint ventures	32	(266)	(18)	(2,377)
Interest income, net	732	1,690	3,241	5,908
Minority interest in net loss of consolidated subsidiaries	179	39	323	39

Net loss	$(6,541)	$(5,976)	$(17,859)	$(27,109)

Basic and diluted net loss per common share	$(0.19)	$(0.18)	$(0.53)	$(0.82)

Shares used to compute basic and diluted net loss per common share	33,869	33,468	33,746	33,022

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net cash used in operating activities	$(13,248)	$(5,373)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,153)	(1,941)
Purchase of short term investments	(315,990)	(320,546)
Sale of short term investments	342,010	394,373
Acquisitions, net of cash acquired and investments in joint ventures	(1,347)	(41,576)

Net cash provided by investing activities	23,520	30,310

FINANCING ACTIVITIES
Proceeds from stock issuances	1,220	1,942
Stock repurchase	—	(20,630)
Payments on capital lease obligations and notes payable	—	(89)

Net cash provided by (used in) financing activities	1,220	(18,777)

Effect of exchange rate fluctuations	1,393	—

Net increase in cash and cash equivalents	12,885	6,160
Cash and cash equivalents at beginning of period	84,569	87,483

Cash and cash equivalents at end of period	$97,454	$93,643

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

On July 18, 2003, NetRatings acquired the assets and customer contracts of NetCrawling S.A., the developer and marketer of LemonAd, Europe’s leading online advertising monitoring service.  The results of operations of NetCrawling S.A. are reflected in NetRatings’ consolidated results of operations from the date of acquisition.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.                                      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(6,541)	$(5,976)	$(17,859)	$(27,109)
Accumulated translation adjustment	(850)	63	621	63
Unrealized gain (loss) on short-term investments	(184)	456	(849)	274

Comprehensive loss	$(7,575)	$(5,457)	$(18,087)	$(26,772)

3.                                      STOCKHOLDERS’ EQUITY

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(6,541)	$(5,976)	$(17,859)	(27,109)
Weighted-average shares of common stock outstanding	33,869	33,468	33,746	33,054
Less: weighted-average shares subject to repurchase	—	—	—	(32)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	33,869	33,468	33,746	33,022

Basic and diluted net loss per common share	$(0.19)	$(0.18)	$(0.53)	$(0.82)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss	$(6,541)	$(5,976)	$(17,859)	$(27,109)
Plus: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,575)	(1,844)	(4,951)	(5,308)

Pro forma net loss	$(8,116)	$(7,820)	$(22,810)	$(32,417)

Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.53)	$(0.82)

Pro forma basic and diluted net loss per share	$(0.24)	$(0.23)	$(0.68)	$(0.98)

4.                                      GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2003, NetRatings finalized the allocation of the purchase price related to its acquisition of NetValue in the third quarter of 2002, resulting in adjustments to certain asset and liability balances existing at the acquisition date and adjustments to acquisition related costs.  These adjustments netted to decreases in goodwill of approximately $775,000.  In addition, the Company acquired the assets and customer contracts of NetCrawling in the third quarter of 2003, for a total purchase price of approximately $1,247,000. NetCrawling had a negative net book value of approximately $288,000, which resulted in a goodwill adjustment of approximately $1,535,000.

Goodwill and other intangible assets, along with their weighted average lives as of September 30, 2003, consisted of the following (in thousands, except average life):

	Gross carrying amount	Accumulated amortization	Net	Average life

Intangible assets continuing to be amortized:
Core technologies	$4,890	$951	$3,939	7
Customer contracts	2,540	1,771	769	2
Patents and other	15,682	2,631	13,051	11

Total	$23,112	$5,353	17,759

Goodwill			54,538

Total goodwill and other intangible assets			$72,297

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: $3.9 million in 2003, $3.1 million in 2004, $2.1 million in 2005 and $1.7 million in 2006 and 2007.  As of December 1, 2002, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.  The October 1, 2003 evaluation is currently in process.

5.                                      RESTRUCTURING EXPENSES

In the first quarter of 2002, NetRatings’ management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line and consolidate space at its Milpitas facility. The restructuring plan resulted in a reduction of 15% of NetRatings’ workforce. Accordingly, NetRatings recognized a restructuring charge of approximately $6,969,000 during the first quarter of 2002. The restructuring plan involved (i) the termination of 40 employees worldwide, all of whom have been terminated; (ii) lease termination costs and other costs associated with vacating certain facilities and abandoning certain long-lived assets; and (iii) costs incurred for discontinuation of certain services. Also, in connection with the acquisitions completed in 2002, NetRatings established additional restructuring liabilities of $7,541,000. These restructuring plans involved (i) the termination of 80 employees worldwide, all of whom have been terminated as of September 30, 2003; (ii) amounts accrued related to ongoing lease obligations for vacated properties; and (iii) costs related to contractual obligations or payments for certain products and/or projects which were eliminated as of the acquisition dates. During 2002, $7,906,000 of restructuring expenses had been paid, resulting in a remaining balance of $6,604,000 as of December 31, 2002.

During 2003, NetRatings incurred an additional $389,000 of restructuring expenses relating to the acquisitions of MMXI Switzerland and NetCrawling.

In finalizing the purchase price allocations of the Company’s acquisitions in 2002, NetRatings adjusted its restructuring liabilities based on the latest available information.  These adjustments include (i) decreases in severance related liabilities that will not be paid; (ii) adjustments to estimates relating to accruals for discontinuation of certain products or services; and (iii) adjustments to estimates relating to idle facility lease commitments.

The following table summarizes activity associated with the restructuring plan as of September 30, 2003:

	Accrual as of December 31, 2002	Additions related to acquisitions in 2003	Paid through September 30, 2003	Adjustments in 2003	Accrual as of September 30, 2003

Employee severance benefits	$2,266	$205	$(1,599)	$(752)	$120

Costs incurred due to discontinuation of certain services and other expenses	670	90	(593)	(104)	63

Lease commitments and related write-down of property and equipment	3,668	94	(1,087)	287	2,962

Totals	$6,604	$389	$(3,279)	$(569)	$3,145

6.                                      ACQUISITIONS

During the third quarter of 2003, NetRatings acquired the assets and customer contracts of NetCrawling S.A., the developer and marketer of LemonAd, Europe’s leading online advertising monitoring service. NetRatings accounts for its acquisitions under the purchase method. The allocation of the purchase price related to this acquisition reflects the fair value of the acquired assets and liabilities. The results of operations from this acquisition are reflected in NetRatings’ consolidated results of operations from the date of acquisition.

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

During the three months ended September 30, 2003, revenues of $6,360,000 and $4,251,000 were attributed to the Company’s United States and international operations, respectively. For the same period in 2002, revenues of $6,668,000 and $2,030,000 were attributed to the United States and international operations, respectively.

During the nine months ended September 30, 2003, revenues of $19,027,000 and $10,807,000 were attributed to the Company’s United States and international operations, respectively. For the same period in 2002, revenues of $17,495,000 and $2,799,000 were attributed to the Company’s United States and international operations.

During the third quarter of 2003, net losses, including allocation of expenses, were $3,982,000 and $2,559,000 for the Company’s United States and international operations, respectively. For the same period in 2002, net losses, including allocation of expenses, were $3,302,000 and $2,674,000 for the Company’s United States and international operations, respectively.  Net losses for the nine month period ended September 30, 2003 were $12,239,000 and $5,620,000 for the Company’s United States and international operations, respectively, compared with $23,126,000 and $3,983,000 for the same period in 2002.

At September 30, 2003, $1,876,000 of NetRatings’ property and equipment was located in the United States and $1,334,000 was located in Europe and Asia, compared with $4,169,000 in the United States and $356,000 in Europe and Asia at September 30, 2002.

8.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective for all new arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after September 15, 2003. The adoption of the pronouncement relative to arrangements entered into subsequent to February 1, 2003 had no impact on the Company’s financial position, results of operations or cash flows.  The Company does not believe any of its arrangements, including joint ventures, are variable interest entities.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  It requires that all instruments with characteristics of both liabilities and equity be classified as a liability and remeasured at fair value on each reporting date. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  On October 29, 2003, the FASB decided to defer indefinitely the requirements of FASB 150 as they apply to noncontrolling interests that are classified as equity in the financial statements of a limited-life subsidiary. SFAS 150 would apply to the NetRatings investment in NetValue as the Company takes steps preparing for the voluntary liquidation of NetValue. NetRatings owns approximately 86% of the capital and has majority control over NetValue’s board. Accordingly, NetRatings accounts for the minority ownership as minority interests on its consolidated balance sheet. The Company will evaluate the impact on its financial position, results of operations or cash flows with the final decision of the FASB.

9.                                      CONTINGENCIES

The Company is involved in certain legal proceedings. See Legal Proceedings in Part II, Item 1 of this Report. Management currently believes that the resolution of these matters will not have a material adverse impact on NetRatings’ results of operations or financial position.

10.          SUBSEQUENT EVENTS

Effective November 1, 2003, the Company increased its ownership in Mediametrie eRatings from 50% to 66%. Mediametrie eRatings’ financial results will be consolidated into the Company’s financial statements in the fourth quarter of 2003.

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

Overview

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of September 30, 2003, we had 764 clients. In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services.  VNU N.V., through its wholly-owned subsidiaries Nielsen Media Research and ACNielsen, controls a majority of our outstanding stock.

During 2002, we completed a number of acquisitions that expanded our portfolio of products and services in the United States and abroad. These acquisitions included the acquisitions of (i) all of the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix Inc.; (ii) all of the assets of DoubleClick’s @Plan unit; and (iii) selected assets of Jupiter Media Metrix related to their European Internet audience measurement services.  We also acquired from ACNielsen Corporation, the remaining 80.1% interest in ACNielsen eRatings.com that we did not already own.

In the third quarter of 2002, we completed the acquisition of 52% of NetValue’s outstanding common stock.  During the fourth quarter of 2002, we acquired additional shares of NetValue bringing our total to approximately 86% of the capital and 87.5% of the voting rights of NetValue.  In July 2003, the NetValue board decided to propose to the NetValue stockholders that they resolve to dissolve NetValue and to take steps preparing for the voluntary liquidation of NetValue, which would result in NetRatings owning 100% of the capital of NetValue.

In January 2003, we acquired beneficial ownership of approximately 80% of MMXI Switzerland, a Swiss company whose business is focused in the international Internet media and market research industries. In April 2003, we acquired beneficial ownership of the remaining 20% of MMXI Switzerland. Also in April 2003, we increased our ownership interest in NetRatings Japan from approximately 49% to approximately 58%. The total purchase price for MMXI Switzerland and the additional ownership interests in NetRatings Japan was approximately $2.3 million.

In July 2003, we acquired the assets and customer contracts of NetCrawling S.A., the developer and marketer of LemonAd, Europe’s leading online advertising monitoring service. The total purchase price for NetCrawling S.A. was approximately $1.2 million.

We currently offer our products and services in eighteen locations around the world. During 2002, we discontinued operations in a number of international markets that were not viewed by us as critical markets. In Japan, France and Brazil, our products and services are sold through joint ventures.  As of September 30, 2003, we held a 50% ownership interest in Mediametrie eRatings.com, our French joint venture, and the remaining ownership interest was held by Mediametrie. As of September 30, 2003, we held a 49% ownership interest in Ibope eRatings.com, and the remaining ownership interest was held by Ibope.  NetRatings Japan's revenue is fully consolidated in NetRatings' financial statements.  Revenue from our other joint ventures’ Internet audience measurement services are allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service. We use the equity method to account for our joint ventures.

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

We have a limited operating history upon which investors may evaluate our business prospects. We have incurred net losses since our inception, and as of September 30, 2003, our accumulated deficit was $112.2 million. We expect to continue to invest in enhancing our products and service offerings, including investment in our MegaPanel service. As a result, we expect to continue to incur net losses for the foreseeable future.

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

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We primarily sell our products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of our information and analytical products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on our management’s judgment and could adversely affect both revenue and deferred revenue.

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

Goodwill and Intangible Assets

We recorded goodwill and intangible assets during 2002 and 2003 in connection with our acquisitions. Those intangible assets not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 1 to 11 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. We performed our annual evaluation of goodwill and intangibles as of December 1, 2002 and no impairment was indicated. We will reassess the carrying value of goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.  The October 1, 2003 evaluation is currently in process.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three months and the nine months indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Cost of revenue	47%	54%	48%	55%
Gross profit	53%	46%	52%	45%
Operating expenses:
Research and development	24%	31%	24%	30%
Sales and marketing	42%	47%	42%	52%
General and administrative	27%	18%	25%	23%
Restructuring and other expenses	—	—	—	34%
Acquisition-related expenses	—	—	—	15%
Amortization of intangibles	9%	9%	10%	7%
Stock-based compensation	21%	26%	23%	35%
Total operating expenses	123%	131%	124%	196%
Loss from operations	(70)%	(85)%	(72)%	(151)%
Equity in earnings (losses) of joint ventures	—	(3)%	—	(12)%
Interest income, net	6%	19%	11%	29%
Minority interest in net loss of consolidated subsidiaries	2%	—	1%	—
Net loss	(62)%	(69)%	(60)%	(134)%

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements and bill our customers in advance, usually on an annual or quarterly basis. We also derive a portion of our revenue from our customized products and services and from joint venture partners.

Revenue increased 22% to $10.6 million for the three month period ended September 30, 2003, compared to $8.7 million for the corresponding period in 2002. The increase in revenue was primarily due to (i) the acquisitions completed in 2003; (ii) the full consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (iii) improved renewal rates and average selling prices during prior quarters.

Revenue increased 47% to $29.8 million for the nine month period ended September 30, 2003, compared to $20.3 million for the corresponding period in 2002. The increase in revenue was primarily due to (i) the acquisitions completed during the second and third quarters of 2002 and in 2003; (ii) the full consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (iii) improved renewal rates and average selling prices during prior quarters.

As of September 30, 2003, 764 customers worldwide subscribed to our products and services. Our global contract renewal rate was 76% for the third quarter of 2003, compared with a 65% renewal rate for the third quarter of 2002. Our global average sales price was $59,000 for the third quarter of 2003, compared with $62,000 for the second quarter of 2003 and $57,000 for the third quarter of 2002. Average selling price decreased from the second quarter of 2003 due to the acquisition of NetCrawling's customer contracts, which have an average selling price of $17,000.  During the three and nine month periods ended September 30, 2003, no customer accounted for more than 10% of our revenue.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to the recruitment, maintenance and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to our data center. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized as the data is provided over the term of the customer’s subscription agreement, as well as the royalty fees associated with certain data partnering agreements.

Cost of revenue increased 8% to $5.0 million, or 47% of revenue, for the three month period ended September 30, 2003 from $4.7 million, or 54% of revenue, for the three month period ended September 30, 2002. The increase in cost of revenue was due to (i) recruitment and panel costs related to the expansion of MegaPanel services internationally; (ii) additional cost of revenue related to the NetValue acquisition completed in the third quarter of 2002; (iii) the full consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (iv) recruitment and panel costs related to a custom panel in Germany.  These increases were partially offset by a reduction in panel related fees associated with both the U.S. home and at-work panels.

Cost of revenue increased 29% to $14.4 million, or 48% of revenue, for the nine month period ended September 30, 2003 from $11.2 million, or 55% of revenue, for the nine month period ended September 30, 2002.  The increase in cost of revenue was due to (i) recruitment and panel costs related to the launch of MegaPanel service in the United States and the expansion of service internationally; (ii) additional cost of revenue related to the acquisitions completed in 2002; (iii) the full consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (iv) recruitment and panel costs related to the launch of the Hispanic service in the United States and a custom panel in Germany.  These increases were partially offset by a reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse in the first quarter of 2002 and a reduction in panel fees associated with both the U.S. home and at-work panels. We anticipate to continue to incur significant expenses relating to the launch of MegaPanel and the Hispanic panel services in the remaining months of 2003.

Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses decreased 8% to $2.5 million for the three month period ended September 30, 2003 from $2.7 million for the comparable period in 2002. Research and development expenses represented 24% and 31% of revenue for the three month periods ended September 30, 2003 and 2002, respectively. The decrease was primarily due to savings in international engineering and research expenses; partially offset by the increased research and development personnel and associated payroll expenses resulting from our acquisition of NetValue in the third quarter of 2002.

Research and development expenses increased 16% to $7.1 million for the nine month period ended September 30, 2003, compared to $6.1 million for the corresponding period in 2002. Research and development expenses represented 24% and 30% of revenue for the nine month periods ended September 30, 2003 and 2002, respectively. The increase was primarily due to increased research and development personnel and associated payroll expenses resulting from our acquisitions in the second and third quarters of 2002, partially offset by our reduction in workforce in the first quarter of 2002.

 Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 9% to $4.4 million for the three month period ended September 30, 2003 from $4.1 million for the comparable period in 2002. Sales and marketing expenses represented 42% and 47% of revenue for the three month periods ended September 30, 2003 and 2002, respectively. The increase in dollars was primarily related to (i) an increase in salary-related and travel expenses as a result of additional employees from our acquisition of NetValue in the third quarter of 2002; (ii) the full consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (iii) increase in bonus and commission expenses due to higher contract sales in the third quarter of 2003.  The increase is partially offset by low corporate marketing expenses in the third quarter of 2003.

Sales and marketing expenses increased 19% to $12.4 million for the nine month period ended September 30, 2003 from $10.5 million for the comparable period in 2002. Sales and marketing expenses represented 42% and 52% of revenue for the nine month periods ended September 30, 2003 and 2002, respectively. The increase in dollars was primarily related to (i) an increase in salary-related and travel expenses as a result of additional employees from our acquisitions in the second and third quarters of 2002; (ii) the full consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (iii) increase in bonus and commission expenses due to higher contract sales in the third quarter of 2003.  The increases are partially offset by a reduction in public relations, corporate marketing and trade show expenses during 2003.

 General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 82% to $2.9 million for the three month period ended September 30, 2003 from $1.6 million for the comparable period in 2002. General and administrative expenses represented 27% and 18% of revenue for the three month periods ended September 30, 2003 and 2002, respectively. The increase was primarily related to (i) higher payroll due to the consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (ii) higher professional fees.

General and administrative expenses increased 62% to $7.5 million for the nine month period ended September 30, 2003 from $4.6 million for the comparable period in 2002. General and administrative expenses represented 25% and 23% of revenue for the nine month periods ended September 30, 2003 and 2002, respectively. The increase was primarily related to (i) higher payroll, travel and related expenses due to the acquisition of eRatings in the second quarter of 2002; (ii) higher payroll due to the consolidation of the operating results of NetRatings Japan in the second quarter of 2003; and (iii) higher professional fees.

 Restructuring and Other Expenses.  During the nine month period ended September 30, 2002, we incurred a charge of $7.0 million related to our restructuring plan to streamline our business to focus on core products, refine our product line and consolidate space at our Milpitas, California facility. This plan also included a 15% reduction in workforce. There were no corresponding charges in the nine month period ended September 30, 2003.

 Acquisition-related Expenses.  During the nine month period ended September 30, 2002, we recognized acquisition-related charges of $3.0 million related to the terminated merger between NetRatings and Jupiter Media Metrix. There were no corresponding charges in the nine month period ended September 30, 2003.

Amortization of Intangibles.  Amortization of intangible expenses increased 20% to $970,000 for the three month period ended September 30, 2003 from $806,000 for the comparable period in 2002.  The increase was primarily due to the amortization of specifically identified intangibles associated with the acquisition of NetValue in the third quarter of 2002.  Amortization of intangible expenses increased 107% to $2.9 million for the nine month period ended September 30, 2003, compared to $1.4 million for the corresponding period in

2002. The increases were primarily due to the amortization of specifically identified intangibles associated with the acquisitions of AdRelevance, @Plan, eRatings and NetValue and other intangible assets, including patents.

Amortization of Stock-based Compensation.  Stock-based compensation primarily represents amortization of deferred service costs related to stock warrants which Nielsen Media Research exercised in December 1999.

Amortization of stock-based compensation expenses were $2.3 million for the three month periods ended September 30, 2003 and 2002 respectively.  Amortization of stock-based compensation expenses decreased 5% to $6.8 million, or 23% of revenue for the nine month period ended September 30, 2003 from $7.2 million, or 35% of revenue for the corresponding period in 2002.  The decreases were due to the scheduled amortization of our stock-based compensation costs.  We anticipate stock-based compensation costs will continue to decrease in the future in accordance with the scheduled amortization.

Equity in Earnings (Losses) of Joint Ventures.  For the three month period ended September 30, 2003, gain from joint ventures was $32,000 or 0.3% of revenue. Loss from joint ventures was $266,000 or 3% of revenue for the corresponding period in 2002. The variance was primarily due to our increase in ownership in NetRatings Japan in April 2003, after which NetRatings Japan’s losses have been reported in our consolidated results rather than in loss from joint ventures.  Additionally, our other joint ventures reported net income in the third quarter of 2003 compared to net loss in the corresponding period in 2002.

For the nine month period ended September 30, 2003, loss from joint ventures was $18,000 or 0.06% of revenue. Loss from joint ventures was $2.4 million or 12% of revenue for the corresponding period in 2002. The decrease in loss was primarily due to our acquisition of ACNielsen’s interest in eRatings in May 2002 and our increase in ownership in NetRatings Japan in April 2003, after which each of their losses have been reported in our consolidated results rather than in loss from joint ventures.

Interest Income, Net.  Interest income, net, decreased 57% to $0.7 million for the three month period ended September 30, 2003 from $1.7 million for the comparable period in 2002.  Interest income, net, decreased 45% to $3.2 million for the nine month period ended September 30, 2003 from $5.9 million for the comparable period in 2002.  The decrease reflects a reduction of interest rates in the third quarter of 2003 when compared to the corresponding period in 2002. Decrease in interest income also resulted from an overall reduction in cash and cash equivalents as compared with the beginning of 2002 as a result of the repurchase of common stock from two former executives in the first quarter of 2002, acquisitions completed in 2002 and 2003 and funding normal operations.  We anticipate interest income to remain at its current level or lower as the current market conditions prevail and we use cash to fund our operations.

Minority Interest.  During the nine months ended September 30, 2003, we held majority interests in NetValue, MMXI Switzerland and NetRatings Japan.  Minority interest in profit (loss) for the three month and nine month periods ended September 30, 2003 was $179,000 and $323,000, respectively.  Minority interest in profit (loss) for both of the corresponding periods in 2002 was $39,000.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s cash and cash equivalents and short-term investments totaled $227.4 million. Cash used in operating activities was $13.2 million for the nine month period ended September 30, 2003, due to our net loss of $17.9 million and cash used in working capital changes of $6.4 million, which was partially offset by non-cash charges of $11.1 million. The non-cash expenses include $6.8 million for amortization of stock-based compensation, $1.4 million for depreciation and $2.9 million for amortization of intangible assets.  Cash used in operating activities totaled $5.4 million for the nine month period ended September 30, 2002, due to our net loss of $27.1 million which was offset by non-cash charges of $13.6 million and cash provided in working capital changes of $8.1 million. The non-cash expenses included $7.1 million for amortization of stock-based compensation, $2.4 million related to equity in losses of joint ventures, $2.7 million for depreciation and $1.4 million for amortization of intangible assets. The changes in working capital included $2.4 million related to restructuring liabilities, $3.6 million related to deferred acquisition costs and $2.1 million of other working capital changes. We will continue to use cash to fund our operations.

Net cash provided by investing activities for the nine month period ended September 30, 2003 was $23.5 million. This amount reflects net sales of our short-term investments of $26 million, which was partially offset by the acquisition of property and equipment of $1.2 million and cash paid for acquisitions, net of cash acquired, of $1.3 million. During the corresponding period in 2002, net cash provided by investing activities was $30.3 million. Net sales of marketable securities and other investments during the period, net of proceeds and maturities, were $73.8 million, which was partially offset by investments in acquisitions and joint ventures of $41.6 million and by acquisition of fixed assets of $1.9 million. We had no material capital expenditure commitments at September 30, 2003 and anticipate that capital expenditure spending in 2003 will approximate the 2002 level of spending. We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations and potential strategic investments.

Net cash provided in financing activities totaled $1.2 million for the nine month period ended September 30, 2003, reflecting stock issued through the exercise of options and our employee stock purchase plan. Net cash used in financing activities was $18.8 million for the corresponding nine month period ended September 30, 2002.  The cash used in 2002 was primarily related to $20.6 million used to repurchase 1.5 million shares of common stock from two former executive officers, partially offset by the exercise of options and the issuance of stock through the employee stock purchase plan, totaling $1.8 million.

In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for panel development, panel maintenance and marketing. There are no material commitments for these arrangements extending beyond 2003. While we have historically made additional contributions to our joint ventures in order to maintain our ownership percentage, we are not contractually required to make such contributions. In the event of a request for capital infusion, we have the option as to whether or not we participate in the round of funding. Should we elect not to participate, our equity position would be diluted in that joint venture.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million for the year ended December 31, 2001, $38.9 million for the year ended December 31, 2002 and $17.9 million for the nine months ended September 30, 2003, and as of September 30, 2003, our accumulated deficit was $112.2 million. We intend to continue to make significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

We were incorporated in July 1997 and did not start generating revenue until the quarter ended September 30, 1998. We introduced our Nielsen//NetRatings Internet Audience Measurement Service in the quarter ended September 30, 1999. Many of our other products and services were first offered by us during 2002. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays, and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

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

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH FOR THE DEVELOPMENT AND MAINTENANCE OF PANELS OF INTERNET USERS IN THE UNITED STATES AND ON ACNIELSEN AND OUR OTHER JOINT VENTURE PARTNERS FOR VARIOUS SERVICES RELATED TO OUR INTERNATIONAL OPERATIONS

The data for our audience measurement service is collected from randomly-selected groups of Internet users that are generally referred to as audience measurement panels. Our at-home Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. Similarly, our Internet audience measurement panels and other sampling methodologies that we employ in geographic locations outside of the United States, France, and Japan have been developed and maintained by eRatings using ACNielsen’s proprietary sampling methodology and employees made available to eRatings by ACNielsen. As part of the acquisition of eRatings by NetRatings in May 2002, ACNielsen granted NetRatings a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide eRatings, for a period of five years following the acquisition with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as certain back office services which were provided to eRatings by ACNielsen prior to the acquisition. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen, or our other joint venture partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

THE RECENT ECONOMIC DOWNTURN ADVERSELY AFFECTED OUR BUSINESS

General economic conditions during the past two years, and conditions in the Internet sector in particular, have caused some of our customers to cease operations and others to cancel their contracts or reduce their spending on the products and services that we supply. In addition, our AdRelevance business derives, and expects to continue to derive for the foreseeable future, a large portion of its revenue from the automated retrieval and delivery of online advertising data. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, was characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of marketing and advertising budgets, especially by Internet-related companies.  We do not know the extent to which our business and financial results may improve if there is a sustained improvement in general economic conditions.

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

THE CONTINUED OPERATION OF A PUBLIC COMPANY SUBSIDIARY IN FRANCE COULD RESULT IN ADDITIONAL OPERATING EXPENSES

On August 9, 2002, we acquired a 52% controlling interest in NetValue, S.A., a publicly traded French company listed on the Nouveau Marché of Euronext Paris S.A. Following the purchase of the controlling interest in NetValue and the purchase of additional shares of NetValue on the open market, we completed a simplified all-cash take-over bid which resulted in the purchase of an additional 2,857,940 shares of NetValue. As a result, we currently own 8,011,463 shares of NetValue representing approximately 86% of the capital and 87.5% of the voting rights of NetValue.  In July 2003, the NetValue board decided to propose to the NetValue stockholders that they resolve to dissolve NetValue and take steps preparing for the voluntary liquidation of NetValue, which would result in NetRatings owning 100% of the capital of NetValue.  If the voluntary liquidation of NetValue is not completed, or not completed in a timely manner, NetValue would continue to operate as a separate entity in France.  Continued operation of a public company subsidiary in France would result in increased operating expenses, including legal, accounting, and other administrative expenses.

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

BECAUSE THE INTERNET AUDIENCE MEASUREMENT INDUSTRY IS IN ITS INFANCY, THE PRICING AND ACCEPTANCE OF OUR PRODUCTS AND SERVICES IS UNCERTAIN

We may be forced for competitive or technical reasons to reduce prices for some of our products or services. Such circumstances would reduce our revenue and could harm our business. Additionally, our market is still evolving, and we have little basis to assess demand for different types of products or services or to evaluate whether our products and services will be accepted by the market. If our products and services do not gain broad market acceptance, our business may fail.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright, and trade secret laws to protect our proprietary rights, and we seek to obtain the issuances of patents for our core technology and the registration of our material trademarks and service marks in the United States and in selected other countries. We cannot assure you, however, that the steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all. On March 17, 2003, we filed a complaint against The NPD Group alleging that NPD is using methods for computer use tracking that infringes one of our patents for computer use tracking (United States Patent No. 6,115,680).  In addition, the complaint alleges that NPD breached an agreement between NetRatings and NPD which provided NPD with a limited license to use the patented technology.  There is no assurance that we will be successful in the lawsuit against NPD.

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

As of September 30, 2003, we had cash and cash equivalents and short-term investments of $227.4 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of September 30, 2003, our investments had a weighted-average time to maturity of approximately 243 days.

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

On March 17, 2003, we filed a complaint against The NPD Group, Inc. in the United States District Court for the District of Delaware.  The complaint alleges that NPD is using methods for computer use tracking that infringes one of our patents for computer use tracking (United States Patent No. 6,115,680). In addition, the complaint alleges that NPD breached an agreement between NetRatings and NPD which provided NPD with a limited license to use the patent technology.  On May 5, 2003, NPD filed its answer to the complaint.  In the answer, NPD denied that it has infringed the patent or the agreement between NetRatings and NPD.  The parties are currently engaged in discovery proceedings.

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

(b)                                 Reports on Form 8-K

On July 31, 2003, we furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company’s financial results for the second quarter of 2003.  Subsequent to the end of the third quarter, on November 5, 2003, we furnished a report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company’s financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director