Form 10-K
period 2003-12-31
NETRATINGS INC
filed 2004-03-15
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	77-0461990 (I.R.S. Employer Identification No.)
120 West 45th Street New York, New York (Address of principal executive offices)	10036 (Zip Code)

Registrant's telephone number, including area code: (212) 703-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on June 30, 2003, was $96,194,383.

        The number of shares of the Registrant's Common Stock outstanding as of February 27, 2004 was 34,062,900.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive proxy statement for the Registrant's 2004 Annual Meeting of Stockholders, which is to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

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

        Our primary products and services include NetView, AdRelevance/LemonAd, @Plan, MegaPanel and SiteCensus. We also offer Custom and Analytical Services to help clients better utilize and leverage our products and services to meet their specific media and market research goals and objectives. NetView, which is our original product, provides in-depth measurement of audience behavior for the World Wide Web and the digital media universe, including proprietary channels, instant messaging, media players and other online applications. AdRelevance and LemonAd offer comprehensive and accurate information on online advertising expenditures, including where, when, how and how much companies are advertising online. @Plan is a leading resource for demographic, lifestyle, and product preferences to guide advertisers, agencies, Web publishers and others in their online marketing and media planning strategies. MegaPanel provides increased breadth and depth of Internet behavior and activity for the market research industry, including detailed e-commerce transaction information. SiteCensus offers extensive Web analytical services based on a Web site's actual traffic flows and visitor behavior. Our Custom and Analytical Services offer customized research and advisory services from experienced industry experts.

        Our focus over the past two years has been to develop a comprehensive global product portfolio so that we could address all of the key Internet media and market research needs of our clients. During the second half of 2003, we announced the launch of two new services that will strengthen our Internet market research capabilities. The first service is WebIntercept, a behavioral-based online survey research tool that provides surveying capabilities based on real-time Internet behavior. The second service is Homescan Online, which is a joint initiative with ACNielsen that combines ACNielsen's offline consumer retail purchasing data with our in-depth Internet audience measurement data. These two services, together with MegaPanel which will be available in the United States during the first half of 2004, enable us to offer clients broad Internet market research capabilities. In addition, our acquisition of Red Sheriff allows us to significantly expand our ability to offer our SiteCensus service around the world.

        Our products and services are currently sold directly in the United States and in numerous countries throughout Europe, Asia Pacific and Latin America. In France, Japan and Brazil, we have partnered with leading local market research and information services companies to market and sell some of our products and services. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of December 31, 2003, we had approximately 780 clients, excluding the clients acquired as a result of our acquisition of Red Sheriff.

        In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen, both of which are subsidiaries of VNU N.V., provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services. VNU N.V., through its subsidiaries, currently owns approximately 64% of our outstanding common stock.

PRODUCTS AND SERVICES

        Since our founding until the second quarter of 2002, we primarily focused on selling our NetView service. Commencing in the second quarter of 2002, as a result of acquisitions and internal product development, we began to offer additional products and services designed to meet specific Internet media and market research needs. These products and services allow us to offer companies much more detailed and complex solutions and information and to do so in a more timely manner. In addition, the increased amount of data that we collect enables us to expand the specialized consulting and analytical services that companies are increasingly seeking as Internet usage and commerce continue to grow around the world. We believe that our comprehensive portfolio of products and services, which are all sold under the Nielsen//NetRatings brand, leaves us well positioned to become the standard for measuring the size, profile, activity and behavior of Internet users around the world.

  NetView

        Our NetView service, which includes syndicated and custom reports, provides detailed Internet audience information collected from our high-quality, representative panels of computer and Internet users. We currently operate NetView panels in thirteen locations around the world and track approximately 70% of the global online activity. In addition to "at-home" panels, which measure Internet activity from the home computer, we also operate "at-work" panels, which collect data on Internet usage at the workplace, and "combo-panels", which measure both home and work activity and allow us to calculate the audience duplication to accurately report the true combined audience.

        In order to obtain a representative sample of the total Internet user population, our NetView panels are constructed using a process called random digit dialing, or RDD, which involves recruiting panel members by calling randomly selected telephone numbers. RDD is the cornerstone of the Nielsen methodology, which has been successfully established as the currency for television audience measurement. Eligible households, namely those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive in the form of a savings bond for their participation. Once installed on a panelist's computer, our tracking software requires virtually no panelist intervention and software updates are automatic. All panelist data is automatically encrypted prior to transmission to help ensure the privacy of panelist data.

        In connection with our panel recruitment process, each panelist is required to fill out a detailed questionnaire, providing background demographic information including age, gender, household income, geographic location, level of education, size of household and job classification. To assure the statistical quality of our NetView panels, enumeration studies are conducted to determine the total size and demographic makeup of the Internet user population and are used as the basis for ensuring that sample behaviors are representative of the total audience population. In order to accurately gauge the size and shape of the rapidly changing Internet user universe, we conduct our independent enumeration studies on a regular basis.

        Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding computer and Internet user behavior, including sites and pages visited, time spent on each site, advertising exposure and effectiveness, and bandwidth usage data. In addition, the NetView service is designed to offer clients the most complete view of World Wide Web and digital media usage, including tracking of Web traffic, AOL proprietary channels, instant messaging applications, media players, wireless content systems, Web phones, connected games, weather applications and shopping assistants. Our technology collects the same data in the same way, regardless of whether the user is accessing the Internet via a PC, a Macintosh platform or other Java-enabled Internet access device.

        NetView provides customers with a variety of comprehensive weekly and monthly reports on computer and Internet usage behavior. Our reports can be modified by clients, enabling them to manipulate data easily to meet their specific information requirements. Our easy-to-use interface provides immediate access to various levels of detailed information, allows users to create and save their own reports, and enables "on-the-fly" custom queries on selected information.

        In the fourth quarter of 2003, we launched our Hispanic Internet audience panel in the United States, the industry's first RDD Internet panel designed to better understand Hispanic consumer behavior online. The Hispanic panel provides clients with a rich set of panel-based demographic information on Hispanic Internet users, providing critical intelligence for media buyers, planners, marketers and publishers targeting the Hispanic online audience.

  @Plan

        We offer Internet media planning products and services in the United States through our @Plan service, which we acquired in May 2002. The @Plan service offers advertisers, advertising agencies, Web publishers and e-commerce marketers detailed demographics, lifestyle, brand and product preferences, and media consumption information to help them plan and implement successful online marketing and media strategies. @Plan's tools include @Plan Advertising and @Plan eCommerce.

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

        @Plan eCommerce builds on the capabilities of @Plan Advertising with features and data specifically designed for online retailers and consumer brand marketers. Online retailers and consumer brand marketers utilize the system to understand and track their competitive strengths and weaknesses overall and against key market segments. Online retailers can also use this information to develop more effective and cost-efficient customer acquisition and retention strategies by understanding which Web sites deliver the highest concentration of their target audience. By providing both online and off-line data, the @Plan eCommerce system also allows online retailers and consumer brand marketers to help maximize multi-channel sales efforts by profiling online, catalog and in-store audiences and understanding where they overlap, thereby informing their advertising strategy in both traditional and online markets.

  AdRelevance/LemonAd

        We offer advertising measurement products and services in the United States through our AdRelevance service, which we acquired in April 2002, and in several international markets through our LemonAd service, which we acquired in July 2003.

        AdRelevance tracks competitive online advertising and advertiser data for thirteen broadly defined categories including, but not limited to, automotive, computer hardware, computer software, telecommunications, financial services, travel, retailing and Web media. The AdRelevance technology systematically and continuously searches commercial Web sites and captures detailed data about advertising banners, promotions and rich media. AdRelevance's intelligent agent technology sends out approximately six million probes a week and continuously evaluates more than 600,000 unique Web pages to provide in-depth advertising tracking information. Once captured, the data are warehoused, classified and statistically analyzed.

        By using the AdRelevance technology, our customers can query the AdRelevance database and generate Web-based reports on demand. This enables customers to monitor competitors' marketing activities, plan more effective online advertising campaigns and evaluate campaigns in real-time. Customers can gain access to up-to-date intelligence about their competitors' online marketing communications programs, enabling them to quickly and easily compare and report information by a wide range of criteria including advertiser, product, message, type, industry, technology and creative content.

        LemonAd provides online advertising data and information for twelve European markets. The LemonAd technology searches more than 3,300 Web sites throughout each day, providing critical advertising information in real-time. All reports are available online through an easy-to-use interface, providing users access to information on a wide range of data, including ranking of top advertisers, the top advertising spenders and the largest number of ad impressions. Clients can also create customized reports to provide the most relevant information to their businesses, as well as subscribe to LemonAd's daily alert service to obtain information on the latest advertising campaigns as they break. We expect that the LemonAd service will be introduced into other global markets during 2004.

  MegaPanel

        Our MegaPanel service is currently available in France, Germany and the United Kingdom and will be available for sale in the United States during the first half of 2004.

        Representing a broad cross-section of home, work and university online users, our MegaPanel service allows us to provide increased breadth and depth of data, integration of online and off-line datasets and more advanced custom reporting. We believe that our MegaPanel service complements our NetView service in assisting clients in integrating the Internet into their global marketing strategies.

        Our MegaPanel service is designed to offer a number of key benefits for market researchers seeking in-depth information on online consumer behavior. For example, MegaPanel delivers detailed information regarding e-commerce transactions, including what people are buying online, what sites people are using for online shopping and the amount shoppers are spending online. The MegaPanel also is able to provide clients with important analyses relating to smaller Web sites which may not be available in NetView or our other products and services. In addition, given the size of the panel, MegaPanel also offers survey capabilities to help clients better understand consumer attitudes and behavior. By administering real-time customized surveys, focusing, for example, on areas such as brand awareness, online-offline consumption and customer satisfaction, we can provide a robust understanding of the relationship between the online and offline consumer.

        Panelists for our MegaPanel service are recruited through a variety of methods, including online survey and sweepstakes offers as well as through partnerships with leading market research providers.

As with our NetView panels, our tracking software requires virtually no panelist intervention and software updates are automatic. The information we collect, which is linked to demographic profiles of Internet households, is used to produce comprehensive syndicated and custom reports regarding Internet behavior and activity across the Internet. To enhance the statistical quality of our panels and the information we collect, our MegaPanel service is weighted to our NetView panels, which are recruited through RDD procedures.

  SiteCensus

        In April 2003, we launched our SiteCensus service, a census-based site measurement service designed to address the emerging business needs of media companies, Web publishers and other online companies by providing them with comprehensive data and research metrics about their own Web sites or network of Web sites. In December 2003, we acquired Red Sheriff, a global provider of various Web site measurement services. This acquisition significantly expands our SiteCensus business and our ability to offer SiteCensus in new global regions.

        Panel-based research, such as our NetView service, has historically been the standard by which demographics, frequency and other measurements are used for the buying and selling of online media. SiteCensus was designed to complement panel-based research by measuring every visitor and providing a complete census count. For Web sites with smaller audience sizes, SiteCensus provides focused and detailed research analysis previously unavailable with panel-based research. For larger Web sites, SiteCensus supplements panel-based reporting with different levels of site-centric analysis, offering clients further insight into their Web audience.

        The service's census-based measurements are provided through a page-tagging system. When encoded in any Web site page, the tag provides an accurate and direct count of every page view and visitor in real-time. Page-tagging allows a client to track their entire online audience, including traffic from wireless and hand-held devices, Internet appliances, shared home and office computers and university PCs, as well as public terminals including libraries and Internet cafes. Data captured from the tags are warehoused, classified and statistically analyzed. A variety of comprehensive reports and metrics are available to clients through a Web-based interface, which can be customized to meet a client's specific online objectives.

        In order to provide a more in-depth view of the visitors to a Web site, SiteCensus allows for the integration of detailed demographic data through online surveys. The SiteCensus survey engine allows us to randomly survey a visitor to a Web site, and incorporate their survey responses into demographic composition reports of a Web site's audience. Site panels are built by randomly selecting a sample of visitors to the client Web site, or groups of Web sites, for the purpose of delivering surveys. The survey engine enforces a strict, random recruitment process to help ensure that the site panel is representative of the site's audience.

  WebRF

        WebRF offers advertisers, advertising agencies and Web publishers a comprehensive reach and frequency tool for planning and evaluating the impact of advertising on the Internet, using terminology and analysis capabilities comparable to those in traditional media advertising. Through the WebRF software, which was designed in partnership with Interactive Market Systems (IMS), a provider of media planning and analysis software to the advertising industry, advertisers, advertising agencies and Web publishers can develop the analyses necessary to compare online advertising reach with delivery of other media, map advertising campaigns for specified target markets and track how effectively advertising budgets are being managed. WebRF is currently available in the United States and ten countries across Europe and Asia Pacific.

  WebIntercept

        WebIntercept, which we launched in November 2003, offers clients the ability to survey Internet users based on their real-time behavior as they navigate the Internet. Linking surveys to real-time Internet usage and behavior allows clients to reach consumers at a specific moment of interest, as WebIntercept enables surveys to be triggered when a panelist visits a predetermined Web site or exhibits a predetermined behavior. By allowing clients to connect directly with visitors to their own Web site as well as those of their competitors, WebIntercept provides a unique and efficient way for clients to benchmark performance, measure customer satisfaction across an industry and gain access to critical competitive analysis. In addition, WebIntercept's global panel of approximately three million potential respondents enables clients to collect the number of completed surveys necessary to ascertain localized behavior statistics not readily available with smaller panels.

  Homescan Online

        In November 2003, we jointly announced with ACNielsen the launch of Homescan Online, a product designed to improve the effectiveness of online marketing for the consumer packaged goods (CPG) industry and Web publishers. ACNielsen's Homescan consumer panel records the offline purchasing behavior of thousands of panelists using ACNielsen's proprietary in-home UPC code scanners. Homescan Online combines the offline and online data from over 14,000 members of ACNielsen's Homescan consumer panel who have also agreed to allow us to track their Internet activity and behavior. As a result, Homescan Online integrates consumer retail purchasing of up to 12,000 CPG brands and online visitors to more than 1,000 Web sites, enabling CPG marketers to better understand where their consumers are going online and what effect their online marketing is having on offline retail sales. The service also enables Web publishers to more effectively market themselves to the CPG industry by helping CPG marketers better target Web site audiences by their specific brand consumption. Custom analysis of Homescan Online is currently available, with full syndicated reporting of Internet behavioral data and offline purchasing data expected to be available in the middle of 2004.

  Custom and Analytical Services

        As we have expanded our product offerings to more completely address the market research needs of our customers, clients have increasingly relied on us to provide custom research and analytical services. These custom research and analytics services are designed to help clients better utilize and leverage our services with their specific media research and market research goals and objectives. Our dedicated analytics team provides in-depth specialized advice to clients of our NetView, AdRelevance, @Plan, MegaPanel, WebRF and WebIntercept products and services. Examples of the types of custom research and analytics projects that we have conducted in recent months include the following:

  •
  Cross-Media Analysis: Through the integration of NetView, AdRelevance and WebRF, we helped a leading media company create a sales presentation demonstrating why the online portion of their advertisers' marketing plans should increase.

  •
  Commerce Analysis: We initiated survey-based research for a leading financial services company to more fully understand consumer opinions about inter-bank transfers.

  •
  Internet Application Adoption Trends: Our analytics team worked with a leading media company that was analyzing the growth in adoption of Internet applications, and assessed for them the opportunity for Internet application-based advertising.

  •
  Online Political Behavior: By extending the @Plan questionnaire to include details on political affiliation and behavior, we analyzed the 2004 Democratic presidential primaries to more fully understand what sites candidates might target to successfully reach specific consumers.

STRATEGIC RELATIONSHIP WITH VNU

        VNU N.V. is a global leader in market research, providing measurement and analysis of marketplace dynamics, consumer behavior and audience measurement. We believe that our strategic relationship with VNU and its subsidiaries, particularly Nielsen Media Research and ACNielsen, provides us with a unique opportunity to leverage their brand, industry relationships and overall expertise in order to expand our products and services around the globe. Since 1999, we have marketed our services under the Nielsen//NetRatings brand. In addition to our strategic relationships, VNU, through its subsidiaries, also controls a majority of our outstanding voting stock and our Board of Directors.

        For over fifty years, Nielsen Media Research's core business has been to provide high-quality comprehensive audience viewing information on the television industry. The Nielsen ratings are vital to television program production, distribution and scheduling decision-making, and the currency for transactions between buyers and sellers of television advertising time. In October 1998, we formed a strategic relationship with Nielsen Media Research to develop and market Internet audience measurement products and services in the United States and Canada using our technology with Nielsen Media Research's proprietary panel methodology. In March 1999, we launched our NetView service, which constituted an Internet audience panel product based on the Nielsen Media Research audience sampling methodology.

        Under our agreements with Nielsen Media Research, Nielsen Media Research provides for the development and maintenance of panels in the United States that generate the data for our NetView service. We are responsible for the management, support and ongoing development of the data collection and reporting system. We pay Nielsen Media Research ongoing fees for the costs of maintaining the NetView panels and costs associated with the expansion of such panels. These fees are charged at the same rates that Nielsen Media Research charges its own internal divisions, which are based on Nielsen Media Research's actual costs plus an allocated portion of its overhead costs. During the second half of 2003, we reached an agreement with Nielsen Media Research to provide us with certain research services in connection with our @Plan service, including telephone recruitment of survey respondents and the administration of online surveys. In addition, we also agreed to re-locate our main data center facilities in San Jose, California to Nielsen Media Research's world-class technology center in Oldsmar, Florida, where Nielsen Media Research will be responsible for providing technology-hosting services to support our mission critical computing platforms, including server, network, storage and security management.

        ACNielsen, which was founded over 75 years ago, is a leading provider of media research services outside North America. It is also a global leader in providing business information, analysis and insights to consumer-packaged goods companies, their brokers and retail organizations. ACNielsen also provides television audience measurement services outside of the United States, to customers in over 100 countries. In September 1999, we established ACNielsen eRatings.com, a joint venture with ACNielsen, to develop and maintain audience measurement panels and to market our products and services in international markets. From the formation of the joint venture until May 2002, we had a 19.9% voting interest in the venture and ACNielsen had an 80.1% voting interest in the venture. In May 2002, we acquired all of ACNielsen eRatings.com and entered into a services agreement with ACNielsen pursuant to which ACNielsen will provide us with certain back-office services for a period of five years.

INTERNATIONAL OPERATIONS

        We believe that offering our customers the Nielsen//NetRatings products and services with data from around the world is a critical component in establishing ourselves as the global standard for Internet audience measurement and analysis. Over the past year, primarily as a result of our acquisitions, we have expanded the geographic scope of our products and services. We currently offer our NetView service in thirteen locations around the world, our WebRF product is available in eleven countries worldwide and our LemonAd service is available in twelve European countries. Our MegaPanel service is currently available in France, Germany and the United Kingdom. As a result of the Red Sheriff acquisition, we are able to offer SiteCensus in over 13 countries around the world.

        In France, Japan and Latin America, we have historically offered our NetView service through joint ventures with leading local market research and information services companies. As of December 31, 2003, we held a 66% ownership interest in Mediametrie NetRatings, our French subsidiary, and the remaining ownership interest was held by Mediametrie. As of December 31, 2003, we held approximately 58% of NetRatings Japan, our Japanese subsidiary, and the remaining ownership interest was held by TransCosmos and other investors. As of December 31, 2003, we held a 49% ownership interest in Ibope eRatings.com, our Latin American joint venture, and the remaining ownership interest was held by Ibope. In each of these places, we have licensed our proprietary data collection and reporting technology to these subsidiary or joint venture companies, and each of these companies is responsible for building and maintaining audience measurement panels and selling select products and services in the specified territory. Revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service.

SALES AND MARKETING

        As of December 31, 2003, we had approximately 780 clients, excluding the clients obtained through the acquisition of Red Sheriff. Our global client base is a diverse group of large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. The users of our products and services at our client companies hold diverse positions, demonstrating the importance of online media and market research to a company's overall strategy and development. In addition to marketing and business development executives, our users include chief executive officers and presidents, and operations, strategic planning and information technology executives. No client accounted for more than 10% of our revenues in 2003.

        We sell our products and services in the United States through a direct sales force. Our direct sales force includes sales representatives employed by Nielsen Media Research who are dedicated to selling our products and services to specific media clients. Our domestic sales representatives are located at our offices in Milpitas, California and New York, New York, and we also maintain local representatives in various locations throughout the United States. Internationally, we sell our products and services through a direct sales force as well as through our subsidiary and joint venture companies in their respective markets. Our sales representatives receive a base salary and are eligible for commissions based on revenue and sales goals.

        Our primary marketing objectives are to cross-market new products and services to our global clients and to leverage and build upon Nielsen//NetRatings' brand awareness throughout our target audiences. To achieve these goals, we engage in a number of marketing activities, including direct e-mail campaigns, conference presentations, industry tradeshow participation, involvement with industry organizations such as the Interactive Advertising Bureau, Online Publishers Association, Direct Marketing Association and Advertising Research Foundation and aggressive public relations. We maintain standing arrangements for the use of our data with key business and trade press including Reuters, The New York Times, USA Today, San Jose Mercury News, Hollywood Reporter, Boston

Globe, Chicago Tribune, Sports Business Journal, American Banker, Media Life, Internet Retailer, Women's Wear Daily and numerous other media outlets. We provide the media with timely insights regarding current events and identify emerging Internet trends, generating valuable press coverage. Our analysts are regularly featured on television and radio broadcasts, including segments on CNBC, CNN, CNNfn and NPR.

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

        We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. In May 2002, NetRatings and Jupiter Media Metrix, Inc. entered into a settlement agreement pursuant to which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it had filed against NetRatings in March 2001. In connection with the settlement, we also acquired patents and patent applications relating to computer use tracking. As a result, we currently have two issued patents in the United States with regard to our computer use tracking technology (U.S. Patent No. 5,675,510 and U.S. Patent No. 6,115,680). In addition, patents for the technology covered by U.S. Patent No. 5,675,510 have also been issued in Japan, Canada, Australia and Mexico, and we have patent applications pending in other jurisdictions.

        In addition to the computer use tracking patents and patent applications described above, we also have other pending patent applications which relate to other aspects of our proprietary technology, including pending patent applications for our AdRelevance technology. Furthermore, through the Red Sheriff acquisition, we acquired patents and patent applications in the United States and abroad relating to Red Sheriff's proprietary site-centric Internet audience measurement technology.

        Despite the efforts we have taken, others may claim that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them with respect to past, current or future technologies. Any of those claims, whether meritorious or not, could be time-consuming, result in costly litigation, may distract management from other tasks of operating the business and may result in the loss of significant rights or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms we find acceptable or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

TECHNOLOGY AND OPERATIONS

        Clients can access all of our primary products and services via the Internet by using passwords specifically assigned to each client. Our services are available 24 hours a day and our proprietary data is updated regularly to provide clients with access to the most recent data.

        In connection with our NetView and MegaPanel services, our panel-based data collection, retrieval and processing systems and software have been designed utilizing well-known industry standards for hardware and software data architecture and infrastructure. The architecture adheres to numerous standard-programming languages, including hypertext machine language, or HTML, Java and C++, and network protocols, including hypertext transfer protocol or HTTP. In addition, we believe that our system architecture is flexible and powerful enough to allow for continued growth in our portfolio of products and services.

        Red Sheriff operates an around-the-clock global infrastructure to update and operate the SiteCensus product. Red Sheriff's Web site measurement tags measure a Web site visitor's experience and deliver the information back to Red Sheriff's high capacity measurement collection network consisting of nine fully redundant global data centers. Red Sheriff's measurement network currently captures in excess of 90 gigabytes worth of new measurement information from over 300 million transactions on a daily basis. In addition, the Red Sheriff technology supports a variety of different software implementations of its measurement techniques, including pure Java, Java with CGI and CGI only.

        Our hardware systems are hosted at three professionally managed, off-site computer centers in San Jose, California, Oldsmar, Florida and Paris, France. Red Sheriff operates a primary research data center in Melbourne, Australia, as well as eight other data centers worldwide. Backup procedures are built into the processing environment in order to reduce downtime in the event of outages or catastrophic occurrences. Additionally, our data centers provide physical security, climate control, 24 hour a day monitoring services and fire suppression systems to help ensure the security and continued operation of our technology.

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

        We face competition in the United States and abroad for each of our products and services. We face direct competition from companies, such as comScore Networks, that provide panel-based Internet measurement services. We also directly compete with numerous providers of site-centric Web analytics solutions, including CoreMetrics, Omniture, NetIQ and WebSideStory. In addition, we face competition from companies that offer survey research capabilities relating to online behavior and activity, such as Harris Interactive, Greenfield Online and NFO. We compete less directly with the providers of syndicated and custom research on Internet behavior and commerce. Finally, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop new or alternative audience measurement technologies.

        We expect competition to intensify because of the business opportunities presented by the growth of Internet usage and Internet commerce around the world. Competition may also intensify as a result of industry consolidation, because of technological advancements in the way to measure Internet behavior and activity or because some of our competitors may be able to provide additional or complementary services. In addition, some of our current or future competitors may have longer operating histories, larger customer bases and/or greater marketing resources than we have. Increased competition may result in reduced operating margins, loss of market share and diminished value in our services, as well as different pricing, service or marketing decisions.

EMPLOYEES

        As of December 31, 2003, we had 367 full-time employees, including the employees of Red Sheriff. Our employees in the United States are not covered by a collective bargaining agreement. Outside of the United States, we are subject to extensive regulation with respect to our employees in various jurisdictions. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

AVAILABLE INFORMATION

        We make available on our website (http://www.nielsen-netratings.com) under "About Us"—"Investor Relations"—"SEC Filings", free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        Our primary executive offices in the United States are located in New York, New York, where we lease approximately 12,000 square feet, and Milpitas, California, where we lease approximately 30,000 square feet. We also lease office space in Seattle, Washington.

        Outside of the United States, our office space is leased primarily through ACNielsen. Our subsidiary and joint venture companies in France, Japan and Brazil also lease office space in their respective international markets. Red Sheriff also leases office space in the various international markets in which it operates, including Sydney, Melbourne and London.

ITEM 3. LEGAL PROCEEDINGS

        Information regarding legal proceedings is set forth in Note 10 of the Notes to Financial Statements under the heading "Litigation" and such information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock is quoted on the Nasdaq National Market under the symbol "NTRT". The following table sets forth the range of high and low closing sales prices for each period indicated. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During the periods indicated, we have not affected any stock split.

	2003		2002
	High	Low	High	Low
First Quarter	$6.99	$5.50	$16.40	$11.53
Second Quarter	9.62	6.02	13.82	8.74
Third Quarter	11.26	7.95	8.26	4.65
Fourth Quarter	11.65	9.36	7.20	5.05

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Holders of Common Stock

        As of February 27, 2004, there were approximately 81 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Equity Compensation Plan Information

        Information for our equity compensation plans in effect as of December 31, 2003, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,023,000	$9.81	1,398,000
Equity compensation plans not approved by security holders*	10,000	$106.84	—
Total	5,033,000	$10.01	1,398,000

*
Assumed in connection with our acquisition of eRatings in May 2002.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein:

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$41,432	$29,706	$23,504	$20,411	$3,040
Gross profit (loss)	20,956	13,255	10,240	7,700	(3,883)
Total operating expenses	50,665	53,128	37,830	39,615	14,908
Operating loss	(29,709)	(39,873)	(27,590)	(31,915)	(18,791)
Net loss	(25,135)	(38,876)	(17,634)	(14,302)	(17,866)
Basic and diluted net loss per common share	$(0.74)	$(1.17)	$(0.54)	$(0.45)	$(5.01)
Weighted average shares outstanding used in computing basic and diluted net loss per common share	33,792	33,168	32,864	31,969	3,563
	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$210,039	$241,411	$322,563	$334,022	$332,256
Working capital	185,376	214,630	307,668	320,175	327,418
Total assets	315,251	331,645	341,699	351,165	336,799
Deferred revenue	10,777	11,202	7,031	10,876	3,444
Total stockholders' equity	$274,054	$288,666	$318,468	$326,101	$328,261

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of December 31, 2003, we had approximately 780 clients, excluding the clients acquired as a result of our acquisition of Red Sheriff in December 2003.

        Prior to 2002, we were solely focused on selling our NetView product. Beginning in the first half of 2002, we began to focus on ways to expand our portfolio of products and services in the United States and abroad. At that time, we believed that with the (i) increase in advertiser support for the Internet, (ii) continued proliferation of Internet broadband connections and (iii) expanding impact of online commerce, companies would require a wide variety of media and market research data. In order to provide the most comprehensive product portfolio to address the marketplace needs, we focused on investing in new products and exploring strategic acquisitions in the United States and abroad.

        During 2002 and 2003, as a result of internal product development, we introduced a number of significant new products and services that address specific marketplace needs. These new products and services include MegaPanel, WebIntercept, Homescan Online and SiteCensus. These products and services greatly expand our market research capabilities, and these products and services will be important to our performance in 2004 and beyond. In addition to the internal product development, we also began in early 2002 to focus on strategic acquisitions to enhance our product portfolio and to accelerate our growth in international markets. These acquisitions included the following:

  •
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

  •
  On May 6, 2002, we acquired substantially all the assets related to DoubleClick's @Plan unit for $18.1 million in cash and stock. The assets acquired include the @Plan suite of services and related trademarks and copyrights, associated contracts, accounts receivable balances, and related deferred revenue balances.

  •
  On May 7, 2002, we acquired, from ACNielsen Corporation, the remaining 80.1% interest in ACNielsen eRatings.com that we did not already own for $9.1 million in stock.

  •
  Separately on May 7, 2002, we acquired selected assets from Jupiter Media Metrix related to their European Internet audience measurement services for $2 million in cash, allowing us to further expand our global customer base. We also entered into a settlement agreement with Jupiter Media Metrix under which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it filed against us in March 2001. As part of the settlement agreement, we paid Jupiter Media Metrix $15 million in cash and acquired from Jupiter Media Metrix its patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510), related patent applications and all patents issuing from such applications, and related materials.

  •
  In August 2002, we acquired a 52% interest in NetValue S.A., an international provider of Internet audience services, through direct stock purchases from certain NetValue shareholders. In October 2002, we acquired additional shares of NetValue in a simplified all-cash take-over bid. In the fourth quarter of 2003, NetRatings acquired the remaining assets of NetValue and the company was legally dissolved. The total amount paid for NetValue was approximately $18.1 million in cash and stock.

  •
  In January 2003, we acquired beneficial ownership of approximately 80% of MMXI Switzerland, a Swiss Internet media and market research company. In April 2003, we acquired beneficial ownership of the remaining 20% of MMXI Switzerland. The total cash paid for MMXI Switzerland was approximately $0.9 million.

  •
  In July 2003, we acquired the assets and customer contracts of NetCrawling S.A., the developer and marketer of LemonAd, Europe's leading online advertising monitoring service. The total cash paid for NetCrawling S.A. was approximately $0.8 million.

  •
  In December 2003, we acquired a 58% ownership interest in Red Sheriff Ltd., a global leader in site-centric-based Internet audience measurement for approximately $13.5 million in cash. Subsequently, NetRatings has purchased additional shares of Red Sheriff and, as of March 10, 2004, we owned approximately 97% of the shares of Red Sheriff. The total cash paid for the additional shares was approximately $10.1 million.

        As a result of our internal efforts and our strategic acquisitions, we believe that we currently offer the most comprehensive global portfolio of media research and market research products and services. We also believe that our comprehensive portfolio and breadth of coverage will enable us to continue to increase our client base, as well as increase our renewal rates, increase our ability to sell multiple products to clients and increase the total sales to individual clients.

        We currently offer our products and services in the United States and in many countries throughout Europe, Asia Pacific and Latin America. In France, Japan and Latin America, we have historically offered our NetView service through joint ventures with leading local market research and information services companies. In April 2003, we increased our ownership interest in NetRatings Japan, our Japanese joint venture, from approximately 49% to approximately 58%. The total amount paid for the additional equity in NetRatings Japan was approximately $1.1 million. The remaining ownership interest is held by TransCosmos and other investors. In November 2003, we increased our ownership interest in Mediametrie NetRatings, our French joint venture, from approximately 50% to approximately 66% in exchange for the fair value of customer contracts assigned to Mediametrie NetRatings in 2003 and 2002. The remaining ownership interest is held by Mediametrie. We used the equity method to account for these joint ventures until we obtained majority ownership of them in 2003, after which time we began to consolidate the financial results of both Mediametrie NetRatings and NetRatings Japan. As of December 31, 2003, we held a 49% ownership interest in Ibope eRatings.com, our Latin American joint venture, and the remaining ownership interest was held by Ibope. NetRatings uses the equity method to account for its investment in Ibope eRatings.com. In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service.

        We generate revenues primarily from the sale of our Internet media research and market research products and services. Our products and services include both syndicated products and customized products. We sell a significant majority of our syndicated products and services on an annual subscription basis and bill these clients in advance, typically on an annual or quarterly basis. We recognize revenue from the sale of our syndicated products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. Revenue from customized products and services is recognized in the period in which the product or service is provided. Therefore, a significant portion of revenue recognized in any period results from the amortization of deferred revenue balances. We also derive a portion of our revenue from royalty payments from our joint venture partners.

        We have a limited operating history upon which investors may evaluate our business prospects. We have incurred net losses since our inception, and as of December 31, 2003, our accumulated deficit was $119.5 million. We expect to continue to invest in enhancing our products and service offerings, including investment in our MegaPanel service. As a result, while our 2003 net loss decreased significantly from 2002, we expect to continue to incur net losses for the foreseeable future.

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

        Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management's judgment regarding the collectibility of those fees. We sell a significant majority of our products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of these subscription products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. If a contract's collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management's judgment and could adversely affect both revenue and deferred revenue.

Bad Debt

        We manage credit risk on accounts receivable by performing ongoing credit evaluations of our customers, reviewing our accounts and contracts and by providing appropriate allowances for uncollectible amounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make contractually required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances are based on management's judgment which considers historical experience and specific knowledge of accounts that may not be collectible.

Legal Contingencies

        We are currently involved in certain legal proceedings as discussed in Note 10 of our financial statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with FAS 5. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. Losses are recognized for legal contingencies when they are determined to be both probable of occurrence and the loss can be reasonably estimated. We do not believe the outcomes to these matters will have a material adverse effect on our financial position. Nonetheless, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to these proceedings.

Goodwill and Intangible Assets

        We recorded goodwill and intangible assets during 2003 and 2002 in connection with our acquisitions. Valuation of those assets was determined through the use of independent appraisals. Those intangible assets not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 1 to 13 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. We performed our annual evaluation of goodwill and intangibles as of October 1, 2003 and no impairment was indicated. We will reassess the carrying value of goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Investments

        We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus. These entities are non-publicly traded companies whose value is difficult to determine. For those investments accounted for based on the cost method, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. We have written off all cost method investments. For those investments accounted for based on the equity method, we reduce our investment in accordance with our equity in each joint venture's loss and record a corresponding loss on joint ventures in our statement of operations. The equity basis is adjusted for any additional capital contributions or commitments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and such amounts that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

        The following table sets forth for the years indicated certain financial data as a percentage of revenue:

	2003	2002	2001
Revenue	100%	100%	100%
Costs of revenue	49%	55%	56%
Gross profit	51%	45%	44%
Operating expenses:
Research and development	24%	30%	31%
Sales and marketing	41%	46%	63%
General and administrative	25%	22%	24%
Restructuring and other expenses	—	31%	—
Acquisition-related expenses	—	10%	—
Amortization of intangibles	9%	8%	—
Stock-based compensation	22%	32%	42%
Total operating expenses	122%	179%	161%
Loss from operations	(72)%	(134)%	(117)%
Interest income, net	10%	27%	66%
Loss on joint ventures	—	(9)%	(24)%
Impairment of investments	—	(15)%	—
Minority interest	1%	—	—
Net loss	(61)%	(131)%	(75)%

        The following table sets forth operating results for each of the four quarters ended December 31, 2003 and 2002:

	2003
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)
Revenue	$9,021	$10,201	$10,611	$11,599
Gross profit	4,813	5,010	5,582	5,551
Loss from operations	(6,523)	(7,399)	(7,484)	(8,303)
Net loss	(5,185)	(6,133)	(6,541)	(7,276)
Net loss per share	$(0.15)	$(0.18)	$(0.19)	$(0.21)

	2002
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)
Revenue	$4,313	$7,283	$8,698	$9,412
Gross profit	1,641	3,427	4,039	4,148
Loss from operations	(16,046)	(7,194)	(7,439)	(9,194)
Net loss	(14,643)	(6,490)	(5,976)	(11,767)
Net loss per share	$(0.45)	$(0.20)	$(0.18)	$(0.35)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenue.    We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell these services pursuant to one-year subscription agreements and bill our customers in advance, usually on an annual or quarterly basis. We also derive a portion of our revenue from our joint venture partners.

        Revenue increased 39% to $41.4 million for the year ended December 31, 2003 from $29.7 million for the year ended December 31, 2002. The increase in revenue was primarily due to (i) the acquisitions completed in 2002 for which we recorded revenue in 2002 from their respective acquisition dates and a full year of revenue in 2003; (ii) acquisitions in 2003 for which we have recorded revenue from their acquisition dates; (iii) the full consolidation of the operating results of NetRatings Japan beginning in the second quarter of 2003; (iv) the impact of foreign exchange rates relating to our international revenues; (v) improved renewal rates and increased contract renewal amounts during 2003; and (vi) improved average selling prices and overall client counts during 2003. For the year ended December 31, 2003:

  •
  our global Internet audience measurement products and services increased to 92% of our revenue as compared to 85% for the year ended December 31, 2002, primarily due to improved contract renewal rates, increased contract renewal amounts, favorable average selling prices and increased client counts;

  •
  our suite of custom and analytical services comprised 6% of our revenue as compared to 11% for the year ended December 31, 2002; and

  •
  our international royalties decreased to 2% of our revenue as compared to 4% for the year ended December 31, 2002, primarily due to our increased ownership of NetRatings Japan in April 2003 which eliminated royalty revenue related to NetRatings Japan in our consolidated financial results.

        As of December 31, 2003, approximately 780 customers worldwide subscribed to our products and services, excluding the clients acquired as a result of our acquisition of Red Sheriff, as compared to approximately 750 customers worldwide as of December 31, 2002. Our global contract renewal rate was 74% for the fourth quarter of 2003 compared with a 64% renewal rate for the fourth quarter of 2002. Our global average sales price was $61,000 for the fourth quarter of 2003 compared with $60,000 for the fourth quarter of 2002. During the year ended December 31, 2003, no customer accounted for more than 10% of our revenue.

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

        Cost of revenue increased 24% to $20.5 million, or 49% of revenue, for the year ended December 31, 2003, from $16.5 million, or 55% of revenue, for the year ended December 31, 2002. The increased cost of revenue was primarily due to (i) recruitment and panel costs related to the expansion of our international MegaPanel and the building of our MegaPanel in the United States; (ii) the impact of foreign exchange rates relating to our international operations; (iii) recruitment and panel costs related to building our Hispanic panel; (iv) additional costs of revenue related to the NetCrawling acquisition completed in the third quarter of 2003; (v) the full consolidation of the operating results of NetRatings Japan beginning in the second quarter of 2003; and (vi) recruitment and panel costs related to a custom panel in Germany. These increases were partially offset by a reduction in panel related fees associated with our U.S. home and at-work panels.

        Research and Development.    Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred. Research and development expenses increased 14% to $10.0 million for the year ended December 31, 2003 from $8.8 million for the comparable period in 2002. Research and development expenses represented 24% and 30% of revenue for the years ended December 31, 2003 and 2002, respectively. The increase in research and development expenses was primarily due to (i) increased research and development personnel and associated payroll expenses resulting from our acquisitions in 2002 and 2003; (ii) expenses incurred in connection with moving our data center to a new facility in Florida during the fourth quarter of 2003; and (iii) the impact of foreign exchange rates relating to our international operations.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, advertising and other sales and marketing programs. Sales and marketing expenses increased 24% to $17.1 million for the year ended December 31, 2003 from $13.8 million for the comparable period in 2002. Sales and marketing expenses represented 41% and 46% of revenue for the years ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses was primarily due to (i) an increase in salary-related and travel expenses as a result of additional employees from our 2002 and 2003 acquisitions; (ii) the consolidation of the operating results of NetRatings Japan beginning in the second quarter of 2003; (iii) the impact of foreign exchange rates relating to our international operations; and (iv) increase in bonus and commission expenses due to higher contract sales in 2003. The increases are partially offset by a reduction in public relations, corporate marketing and trade show expenses during 2003.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses. General and administrative expenses increased 64% to $10.5 million for the year ended December 31, 2003 from $6.4 million for the comparable period in 2002. General and administrative expenses represented 25% and 22% of revenue for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to (i) higher payroll, travel and related expenses resulting from the acquisitions completed during 2002 and 2003; (ii) the impact of foreign exchange rates relating to our international operations; (iii) higher payroll expenses due to the consolidation of the operating results of NetRatings Japan beginning in the second quarter of 2003; and (iv) higher legal expenses resulting from legal actions initiated in 2003.

        Restructuring and Other Expenses.    During the first quarter of 2002, we initiated a restructuring plan to streamline our business to focus on core products, refine our product line and consolidate space at our Milpitas, California facility. This plan also included a 15% reduction in workforce. The restructuring expense of $6.9 million recorded in the first quarter of 2002 reflected (i) the severance expenses related to the termination of 24 employees, all of whom were terminated as of December 31, 2002; (ii) accruals related to costs to terminate or transition contracts due to the elimination of products; (iii) impairment charges related to fixtures and equipment; and (iv) an accrual for the lease payments related to office space in excess of our current and projected future needs. During the fourth quarter of 2002, we decreased by $0.4 million our accruals related to the elimination of products due to the successful resolution of customer contract issues related to the eliminated products, and recorded additional charges related to legal matters, intangible assets and severance benefits based on the identification of 16 additional employees who were terminated prior to December 31, 2002. There were no corresponding expenses recorded during 2003.

        Acquisition-related Expenses.    During the first quarter of 2002, we recognized acquisition-related expenses of $3.0 million related to the terminated merger between NetRatings and Jupiter Media Metrix. There were no corresponding charges in 2003.

        Amortization of Intangibles.    Amortization of intangible expenses increased 61% to $3.9 million, or 9% of revenue, for the year ended December 31, 2003 from $2.4 million, or 8% of revenue, for the comparable period in 2002. The increase was the result of full year 2003 amortization of specifically identified intangibles associated with the acquisitions of AdRelevance, @Plan, eRatings, NetValue and other intangible assets, including patents.

        Amortization of Stock-based Compensation.    Stock-based compensation primarily represents amortization of deferred charges related to stock warrants which Nielsen Media Research exercised in December 1999. Stock-based compensation expenses decreased 3% to $9.1 million, or 22% of revenue, for the year ended December 31, 2003 from $9.4 million, or 32% of revenue, for the year ended December 31, 2002. The decrease primarily resulted from the scheduled amortization of our stock-based compensation costs.

        Equity in Earnings (Losses) of Joint Ventures.    For the year ended December 31, 2003, gain from joint ventures was $66,000 or 0.1% of revenue. Loss from joint ventures was $2.5 million or 9% of revenue for the corresponding period in 2002. The variance was primarily due to our acquisition of the remaining equity interest in ACNielsen eRatings in May 2002 and our increase in ownership in NetRatings Japan in April 2003, after which each of their gains and losses have been reported in our consolidated results rather than in equity in earnings (losses) of joint ventures.

        Impairment of Investments.    Management performs regular reviews to determine if investments are impaired. During our fourth quarter 2002 review, we determined that two of our investments in equity securities were impaired due to changes in the companies' business models and their deteriorating financial position. Since we concluded that these impairments were other than temporary, we recognized one-time non-cash charges of $4.5 million. As of December 31, 2002, we have written down our long-term investments to zero and there was no corresponding impairment of investments in 2003.

        Interest Income, Net.    Interest income, net, decreased 50% to $4.1 million for the year ended December 31, 2003 from $8.0 million for the comparable period in 2002. The decrease reflects an overall reduction of interest rates in 2003 when compared with 2002. The decrease in interest income also resulted from an overall reduction in cash and cash equivalents as compared with the beginning of 2002 as a result of the repurchase of common stock from two former executives in the first quarter of 2002, the acquisitions completed in 2002 and 2003 and funding our normal operations. We anticipate interest income to remain at its current level or lower as the current market conditions prevail and we use cash to fund our operations.

        Minority Interest.    For the year ended December 31, 2003, we held majority interests in NetValue, MMXI Switzerland, NetRatings Japan and Mediametrie NetRatings. For the year ended December 31,

2002, we held a majority interest in NetValue. Minority interest in profit for the years ended December 31, 2003 and 2002 was $455,000 and $17,000, respectively.

        Operating Loss and Net Loss.    Operating loss decreased 25% to $29.7 million, or 72% of revenue, for the year ended December 31, 2003 from $39.9 million, or 134% of revenue, for the year ended December 31, 2002. For the year ended December 31, 2003, our net loss decreased to $25.1 million, or $0.74 per share on approximately 33.8 million weighted average shares outstanding, as compared with a net loss of $38.9 million, or $1.17 per share on approximately 33.2 million weighted average shares outstanding, for the year ended December 31, 2002. The decrease in operating and net loss is primarily due to (i) an increase in overall revenues in 2003; (ii) impairment of prior investments recorded in 2002; (iii) the restructuring and other expenses incurred in 2002; (iv) acquisition-related expenses in 2002; and (v) the reduction in amortization of stock-based compensation. These decreases were partially offset by (i) an increase in our cost of revenue expenses; (ii) an increase in research and development, sales and marketing and general and administrative expenses; (iii) higher amortization of intangibles; (iv) lowered interest income; and (v) a decrease in minority interest.

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

  •
  our suite of custom and analytical services comprised 11% of our revenue as compared to 18% for the year ended December 31, 2001; and

  •
  our international royalties decreased to 4% of our revenue as compared to 9% for the year ended December 31, 2001, primarily due to the acquisition of eRatings during the year which eliminated royalties received from them.

        As of December 31, 2002, approximately 750 customers worldwide subscribed to our products and services. Our global contract renewal rate was 64% for the fourth quarter of 2002 compared with a 53% renewal rate for the fourth quarter of 2001. Our global average sales price was $60,000 for the fourth quarter of 2002, compared with $48,000 for the fourth quarter of 2001.

        During the year ended December 31, 2002, no customer accounted for more than 10% of our revenue.

        Cost of Revenue.    Cost of revenue increased 24% to $16.5 million, or 55% of revenue, for the year ended December 31, 2002 from $13.3 million, or 56% of revenue, for the year ended December 31, 2001. Cost of revenue increased due to (i) the expansion of our data center primarily related to the acquisition of AdRelevance; (ii) expenses related to the third party generated surveys related to our @Plan service; and (iii) the international panel expenses related to the acquisitions of eRatings and NetValue. These increases were partially offset by a reduction in strategic partner royalty expenses related to the discontinuation of AdSpectrum and eCommercepulse and a reduction in panel fees associated with both the U.S. home and at-work panels as recruiting efforts decreased.

        Research and Development.    Research and development expenses increased 19% to $8.8 million for the year ended December 31, 2002 from $7.4 million for the comparable period in 2001. Research and development expenses represented 30% and 31% of revenue for the years ended December 31, 2002 and 2001, respectively. The increase was primarily due to increased research and development personnel and associated payroll expenses resulting from the acquisitions during the year, partially offset by our reduction in workforce in the first quarter of 2002.

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

        General and Administrative.    General and administrative expenses increased 12% to $6.4 million for the year ended December 31, 2002 from $5.7 million for the comparable period in 2001. General and administrative expenses represented 22% and 24% of revenue for the years ended December 31, 2002 and 2001, respectively. The increase was primarily related to higher payroll and related expenses due to a higher average headcount in 2002. In addition, higher travel and related expenses during 2002 further contributed to the overall increase in general and administrative expenses.

        Restructuring and Other Expenses.    During the first quarter of 2002, we initiated a restructuring plan to streamline our business to focus on core products, refine our product line and consolidate space at our Milpitas, California facility. This plan also included a 15% reduction in workforce. The restructuring expense of $6.9 million recorded in the first quarter of 2002 reflected (i) the severance expenses related to the termination of 24 employees, all of whom were terminated as of December 31, 2002; (ii) accruals related to costs to terminate or transition contracts due to the elimination of products; (iii) impairment charges related to fixtures and equipment; and (iv) an accrual for the lease payments related to office space in excess of our current and projected future needs. During the fourth quarter of 2002, we decreased by $0.4 million our accruals related to the elimination of products due to the successful resolution of customer contract issues related to the eliminated products, and recorded additional charges related to legal matters, intangible assets and severance benefits based on the identification of 16 additional employees who were terminated prior to December 31, 2002. There were no corresponding expenses recorded during 2001.

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

        Amortization of Stock-based Compensation.    Stock-based compensation expenses decreased 5% to $9.4 million, or 32% of revenue, for the year ended December 31, 2002 from $9.9 million, or 42% of revenue, for the year ended December 31, 2001. The decrease primarily resulted from the scheduled amortization of our stock-based compensation costs, partially offset by the expenses associated with the accelerated vesting for the former chairman of the board.

        Equity in Earnings (Losses) of Joint Ventures.    Loss from joint ventures decreased 55% to $2.5 million, or 9% of revenue, for the year ended December 31, 2002 from $5.6 million, or 24% of revenue, for the year ended December 31, 2001. The decrease was primarily due to our acquisition of ACNielsen's interest in eRatings in May 2002, after which eRatings' losses have been reported in our consolidated results rather than in equity in earnings (losses) of joint ventures. The decrease in losses is also due to a 50% reduction in the number of countries in which the Nielsen//NetRatings service is offered when compared to the corresponding period in 2001.

        Impairment of Investments.    Management performs regular reviews to determine if investments are impaired. During our fourth quarter 2002 review, we determined that two of our investments in equity securities were impaired due to changes in the companies' business models and their deteriorating financial position. Since we concluded that these impairments were other than temporary, we recognized one-time non-cash charges of $4.5 million. There was no corresponding impairment of investments in 2001 and at December 31, 2002 we have written down our long-term investments to zero.

        Interest Income, Net.    Interest income, net, decreased 49% to $8.0 million for the year ended December 31, 2002 from $15.6 million for the comparable period in 2001. The decrease reflects an overall reduction of interest rates in 2002 when compared with 2001. The decrease in interest income also resulted from an overall reduction in cash and cash equivalents during 2002 as a result of the repurchase of shares of common stock from two former executives, acquisitions completed during the year and the settlement of the patent infringement litigation with Jupiter Media Metrix.

        Minority Interest.    At December 31, 2002, we owned approximately 86% of the capital of NetValue. The minority interest in the loss of NetValue was recorded to reflect the interest of the minority shareholders in the operations of NetValue. There were no corresponding amounts in 2001.

        Operating Loss.    Operating loss increased 45% to $39.9 million, or 134% of revenue, for the year ended December 31, 2002 from $27.6 million, or 117% of revenue, for the year ended December 31, 2001. The increase is primarily due to (i) the higher production costs for our online products and services as a result of acquisitions; (ii) restructuring and other expenses; (iii) acquisition-related expenses; and (iv) amortization of intangibles. The increase in operating loss was partially offset by an increase in revenue, a reduction in sales and marketing expenses and a reduction in amortization of stock-based compensation during 2002.

        Net Loss.    For the year ended December 31, 2002, our net loss increased to $38.9 million, or $1.17 per share on approximately 33.2 million weighted average shares outstanding, as compared with a net loss of $17.6 million, or $0.54 per share on approximately 32.9 million weighted average shares outstanding, for the year ended December 31, 2001. The increase is primarily due to (i) a decrease in interest income resulting from acquisitions and the reduction in interest rates; (ii) impairment of investments; (iii) restructuring expenses; (iv) acquisition-related expenses; (v) amortization of intangible assets; and (vi) an increase in cost of revenue expenses. These increases were partially offset by (i) higher revenue in 2002; (ii) a reduction in sales and marketing expenses; and (iii) the reduction in amortization of stock-based compensation.

Inflation

        Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

        At December 31, 2003, the Company's cash and cash equivalents and short-term investments were $210.0 million compared with $241.4 million at December 31, 2002. The primary use of cash during 2003 was to fund acquisitions and operations.

        Cash used in operating activities was $16.8 million in 2003 due to our net loss of $25.1 million and cash used in working capital changes of $6.5 million, partially offset by non-cash expenses of $14.8 million. The non-cash expenses include $9.1 million for stock-based compensation, $2.1 million for depreciation, $3.9 million for amortization of intangible assets, $0.2 million for provision for doubtful accounts and $(0.5) million related to minority interest. Cash used in operating activities was $18.9 million in 2002 due to our net loss of $38.9 million and cash used in working capital changes of $1.6 million, offset by non-cash charges of $21.7 million. The non-cash expenses included $9.4 million for stock-based compensation, $2.6 million for depreciation, $2.5 million for loss on joint ventures, $2.4 million for amortization of intangible assets and $4.5 million for impairment of investments. Cash used in operating activities was $1.7 million in 2001 due to our net loss of $17.6 million and net working capital changes of $1.7 million, offset by non-cash expenses of $9.9 million for stock-based compensation, $1.6 million for depreciation, $5.6 million for loss on joint ventures and provision for doubtful accounts of $0.5 million. We expect to continue to use cash in 2004 to fund our operations.

        Net cash provided by investing activities during 2003 was $32.4 million resulting from net sales of our short-term investments of $48.7 million. The increase was partially offset by cash paid for acquisitions, net of cash acquired, of $14.5 million and acquisition of property and equipment of $1.8 million. Net cash provided by investing activities during 2002 was $34.7 million resulting from net sales of our short-term investments of $77.9 million. In 2002, the increase was partially offset by cash paid for acquisitions, net of cash acquired, cash investments in joint ventures and patent settlement and acquisition costs totaling $40.4 million, and acquisition of property and equipment of $2.7 million. Net cash provided by investing activities during 2001 was $42.3 million due to net sales of our short-term investments of $51.4 million, partially offset by cash investments in joint ventures of $7.8 million, and acquisition of property and equipment of $1.3 million. We had no material capital expenditure commitments at December 31, 2003 and anticipate that capital expenditure spending in 2004 will approximate the 2003 level of spending. During the first quarter of 2004, we used approximately $10.1 million to acquire additional shares of Red Sheriff Ltd. We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations and other potential strategic investments.

        Net cash provided by financing activities totaled $1.4 million for the year ended December 31, 2003 related to the exercise of options and the purchase of stock through our employee stock purchase plan. Net cash used in financing activities totaled $18.8 million for the year ended December 31, 2002. This was primarily related to $20.6 million used to repurchase 1.5 million shares of common stock from two former executive officers, offset by the exercise of options and stock issued through our employee stock purchase plan, totaling $1.9 million. Net cash used in financing activities totaled $0.7 million in 2001. This was primarily related to a $3.0 million payment to settle outstanding litigation against us, which was partially offset by the exercise of options and the purchase of stock through the employee stock purchase plan, amounting to $2.4 million.

        The following summarizes our contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$2,904	$1,756	$948	$200	—
Purchase Obligations*	22,794	8,843	6,963	6,988	—
Other Long-Term Liabilities Reflected on Our Balance Sheet Under GAAP	1,680	—	1,680	—	—

Total	$27,378	$10,599	$9,591	$7,188	—

*
The expected timing of payment of the purchase obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

        We believe that our existing balances of cash and cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. We could require additional capital prior to the end of this period if, for example, we were to experience greater than expected losses from operations, we were required to pay damages in connection with any litigation or if we were to pursue one or more business acquisitions or investments. If we do require additional financing, however, we cannot be certain that it will be available when required, on favorable terms, or at all. If we are not successful in raising additional capital as required, our business could be harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

        An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our company. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks (i) could materially adversely affect our business, operating results and financial condition, (ii) could cause the trading price of our common stock to decline and (iii) could cause you to lose all or part of your investment.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

        We have experienced operating losses in each quarter since our inception. We incurred net losses of $17.6 million for the year ended December 31, 2001, $38.9 million for the year ended December 31, 2002 and $25.1 million for the year ended December 31, 2003. As of December 31, 2003, our accumulated deficit was $119.5 million. We intend to continue to make significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

        We were incorporated in July 1997 and did not start generating revenue until the quarter ended September 30, 1998. We introduced our NetView service in the quarter ended September 30, 1999. Many of our other products and services were first offered by us during 2002 and 2003. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

  •
  the risk that a competing company's Internet audience measurement service will become the accepted standard in the marketplace;

  •
  the extent of growth, if any, in the Internet media research and market research markets;

  •
  potential inability to successfully manage any significant growth we may achieve in the future;

  •
  potential inability to successfully integrate any acquired business, technology or service; and

  •
  the risks associated with operating a business in numerous international markets.

IF OUR NEW PRODUCTS OR SERVICES DO NOT GENERATE THE REVENUES THAT WE ANTICIPATE, OUR FINANCIAL RESULTS WILL SUFFER

        During 2003, we launched a number of new products and services that we believe will generate interest in the marketplace and result in increased revenues during 2004 and beyond. These new products and services include LemonAd, which we acquired in July 2003, and WebIntercept and Homescan Online, which were both launched in the second half of 2003. In addition, in the first half of 2004, we will begin selling our MegaPanel service in the United States as well as operating the Red Sheriff business which we have recently acquired. It is also possible that we will launch new products or expanded features during 2004. Our financial results during 2004 will depend in part on the success of these new product initiatives and our ability to generate meaningful revenues from them. If we fail in our efforts to market and sell these new products and services, our financial results will be negatively affected. Furthermore, we believe that our new products and services fill gaps in our product portfolio and that the introduction of new products will not result in decreased sales of our existing products. If we are mistaken in our view of the marketplace, and the introduction of these new products results in decreased sales of our existing portfolio, then our financial results will also be negatively affected.

OUR QUARTERLY REVENUES MAY FLUCTUATE SIGNIFICANTLY AND BECAUSE OUR EXPENSE LEVELS ARE BASED IN LARGE PART ON OUR ESTIMATES OF FUTURE REVENUES, AN UNEXPECTED SHORTFALL IN REVENUE WOULD SIGNIFICANTLY HARM OUR OPERATING RESULTS AND COULD LEAD TO REDUCED PRICES FOR OUR STOCK

        Due to our limited operating history and the evolving nature of the markets in which we compete, our future revenue is difficult to forecast. Further, our expense levels are based largely on our investment plans and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could lead our stock price to fall sharply, particularly following quarters in which our operating results fail to meet expectations.

        Factors that may cause fluctuations in our revenues or operating results on a quarterly basis include the following, some of which are beyond our control:

  •
  the amount and timing of operating costs and capital expenditures related to the expansion of our business;

  •
  the amount and timing of costs related to changes in the size or composition of our panels, particularly as a result of turnover among panel members;

  •
  the impact on our renewal rates caused by the failure of any of our current customers, our customers budgetary constraints or a perceived lack of need for our services;

  •
  changes in demand for our products and services due to the announcement or introduction of new products and services or the cancellation of existing products and services by us or our competitors;

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

        We derive a large percentage of our revenue from annual subscriptions for our services. As our business becomes more established, we expect subscription renewals and sales of additional products and services to existing customers to account for an increasing proportion of our revenue. Any unexpectedly low renewal rates or a reduction in the number of products and services that we are able to sell to existing customers would harm our operating results and could prevent us from becoming profitable. To date, renewals have been an essential element of our revenue growth. We cannot assure you that we will be able to achieve or sustain high renewal rates, particularly during an economic downturn. Additionally, because many Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers' businesses could cause a decline in renewal rates for our products and services.

IF THE INTERNET ADVERTISING AND ELECTRONIC COMMERCE MARKETS DEVELOP MORE SLOWLY THAN WE EXPECT, OUR BUSINESS WILL SUFFER

        Our future success will depend on an increase in the use of the Internet as an advertising medium, the proliferation of e-commerce and the use of the Internet as part of multi-channel marketing strategies. These markets and marketing techniques are fairly new and rapidly evolving, and it is not certain that the current trends will continue.

        The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective and unique, and effectively deal with issues such as channel conflict and infrastructure costs. Growth in the use of the Internet for e-commerce may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of customers. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to grow or grow at significant rates. If these markets fail to develop or develop more slowly than we expect, our business will suffer.

THE MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS IS HIGHLY COMPETITIVE, AND IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES WILL DECLINE

        The market for Internet audience measurement and analysis is rapidly evolving and highly competitive. We compete with a number of companies in the market for Internet audience measurement services and analytical services, and we expect competition in this market to intensify in the future.

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

IF WE FAIL TO SUCCESSFULLY CLOSE AND INTEGRATE ACQUISITIONS, INCLUDING OUR RECENT ACQUISITION OF RED SHERIFF, OUR BUSINESS WILL SUFFER

        We may continue to acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. Negotiating such acquisitions can be difficult, time consuming and expensive and our ability to close such transactions may often be subject to approvals, such as governmental regulation, which are beyond our control. Consequently, we can make no assurances that such acquisitions, once undertaken and announced, will close.

        Further, the process of integrating any acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Integration of an acquired company, including Red Sheriff which was based in Australia, may also consume significant management time and attention that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. For example, we cannot be certain that we will be successful in meeting the goals and financial objectives that we have developed for the Red Sheriff business. We may be unable to identify, negotiate or finance future acquisitions or investments successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH AND ACNIELSEN FOR VARIOUS SERVICES RELATED TO OUR DOMESTIC AND INTERNATIONAL OPERATIONS

        The data for our NetView service is collected from randomly-selected panels of Internet users. Our NetView Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. In addition, ACNielsen has granted us a license to use ACNielsen's sampling methodology and the "Nielsen" name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide us with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as specific back office services. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen or our other business partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

VNU N.V., THROUGH ITS WHOLLY-OWNED SUBSIDIARIES NIELSEN MEDIA RESEARCH AND ACNIELSEN, CONTROLS A MAJORITY OF OUR OUTSTANDING STOCK AND ITS REPRESENTATIVES CONSTITUTE A MAJORITY OF OUR BOARD OF DIRECTORS

        VNU, N.V., through its wholly-owned subsidiaries Nielsen Media Research and ACNielsen, has a majority stock ownership position in NetRatings, which enables it to control the direction and policies of NetRatings, including the election of our board of directors, amendment of our certificate of incorporation, and decisions regarding mergers, acquisitions, consolidations and the sale of all or substantially all of our assets. This control may have the effect of discouraging certain types of transactions involving a change of control.

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

OUR BRAND IS DEPENDENT ON THE REPUTATIONS OF THIRD PARTIES OVER WHICH WE HAVE NO CONTROL

        The strength of the Nielsen//NetRatings brand is also closely dependent on the reputations of Nielsen Media Research, ACNielsen and other business partners and the strength of their brands. Therefore, any negative publicity generated by Nielsen Media Research, ACNielsen or our other business partners, whether or not directly related to any Nielsen//NetRatings branded products or services, as well as any erosion of the strength of any of their brands, will adversely affect our own brand identity.

OUR COSTS TO DEVELOP AND MAINTAIN ACCURATE INTERNET AUDIENCE MEASUREMENT PANELS, INCLUDING PANELS FOR OUR MEGAPANEL SERVICE, ARE SIGNIFICANT AND MAY INCREASE

        We believe that the quality, size and scope of our panels is critical to the success of our business. To date, the expense of recruiting and operating our audience measurement panels has made up a very significant portion of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a decrease in our gross margin. The costs associated with maintaining the quality, size and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot necessarily control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. Recruiting panelists for our MegaPanel service in Europe and the United States has also required significant investment and there can be no assurance that we will be able to achieve or maintain panels of sufficient size to meet client demand. We have limited experience in developing Internet audience measurement panels, and we could experience lower cooperation rates or higher turnover rates in the future.

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT'S ATTENTION AND RESOURCES

        As a result of our acquisitions in 2002 and 2003, we are now operating Internet audience measurement businesses in countries that we did not previously operate in or where we have previously served only through our minority interest in eRatings. Our international markets will require significant management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage and electronic commerce in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate.

        The success of our international operations will depend on our ability to:

  •
  effectively select the appropriate countries to serve;

  •
  recruit and maintain panels that are representative of a geographic area;

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

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

        Our future success depends in large part on our ability to attract, retain and motivate highly skilled employees in many locations around the world. Although we provide compensation packages that include competitive salaries, stock options, bonus incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. If we are unable to attract or retain key employees, our business would suffer.

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

OUR BUSINESS MAY BE HARMED IF WE SUPPLY INACCURATE INFORMATION TO OUR CUSTOMERS

        If we furnish inaccurate information to our customers, our brand may be harmed. The information that we collect and information in our databases may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement or collection methodologies or databases could have an adverse effect on our ability to attract new customers and retain existing customers and could ultimately harm our brand. Our customer contracts generally provide that each customer must indemnify us for any damages arising from the use of data, reports or analyses by the customer or the performance of any consulting, analytic or other services by us. However, we cannot be certain that our contract provisions provide sufficient protection and, in any event, enforcing these protections could be very costly. Any liability that we incur or any harm to our brand that we suffer because of irregularities or inaccuracies in the data we supply to our customers could harm our business.

SYSTEM FAILURES OR DELAYS IN THE OPERATION OF OUR COMPUTER AND COMMUNICATIONS SYSTEMS MAY HARM OUR BUSINESS

        Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, customer orders and day-to-day management of our business and could result in the corruption or loss of data.

        We are in the process of moving the servers on which we collect our panel members' data from our leased facilities in San Jose, California to Nielsen Media Research's facilities in Oldsmar, Florida. Any damage or delay resulting from the move of these servers could result in significant interruptions or delays in our service, which could damage our reputation and harm our business. In addition, we may face a number of technical challenges, including the integration of our servers with Nielsen Media Research's technology infrastructure, which we may not be able to address successfully.

        We currently do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of Nielsen Media Research's computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at Nielsen Media Research's computer facility could result in interruptions in the flow of data to our servers. In addition, any failure by Nielsen Media Research's computer to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data from Nielsen Media Research, or if Nielsen Media Research should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

        We intend to develop back-up systems outside of Nielsen Media Research's facilities in Oldsmar, Florida. However, as we replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

PRIVACY CONCERNS COULD LEAD TO LEGISLATIVE, REGULATORY AND OTHER LIMITATIONS THAT COULD AFFECT OUR ABILITY TO COLLECT AND USE INFORMATION ABOUT INTERNET USERS, IMPAIR OUR ABILITY TO PROVIDE OUR PRODUCTS AND SERVICES TO CLIENTS AND EXPOSE US TO LIABILITY

        Privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users both in the United States and abroad. Restrictions could be placed upon the collection, management, aggregation and use of information, which could require significant reengineering time and resources. We could be prohibited from collecting or disseminating certain types of information, which could in turn materially adversely affect our ability to provide our products and services to our clients. Failure to comply with the law and regulatory requirements may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. The occurrence of one or more of these events could materially harm our business, results of operation, and financial condition.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

        We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights, and we seek to obtain the issuances of patents for our core technology and the registration of our material trademarks and service marks in the United States and in selected other countries. We cannot assure you, however, that the steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all. In March 2003, we filed a complaint against The NPD Group alleging that NPD is using methods for computer use tracking that infringes one of our patents for computer use tracking (United States Patent No. 6,115,680). In addition, the complaint alleges that NPD breached an agreement between NetRatings and NPD which provided NPD with a limited license to use the patented technology. This litigation is currently in discovery proceedings and there is no assurance that we will be successful in the lawsuit against NPD.

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

        Any claims of infringement and any resulting litigation, should they occur, could subject us to significant liability for damages, restrict us from using our technology or from operating our business generally or require us to make changes to our technology. Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation and divert management attention and resources. In addition, such claims could result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar arrangements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we may be required to either cease offering the subject product or change our technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

ANY MISAPPROPRIATION OF PERSONAL INFORMATION ABOUT OUR PANELISTS THAT IS STORED ON OUR COMPUTERS COULD HARM OUR REPUTATION OR EXPOSE US TO CLAIMS ARISING FROM DAMAGES SUFFERED BY THOSE PANELISTS

        Personal information regarding our panelists is included in the data that our software captures from a panelist's Internet use. Our panel data are released only on an anonymous basis. However, if a person were to penetrate our network security or otherwise misappropriate sensitive data about our panel members, our reputation could be harmed or we could be subject to claims or litigation arising from damages suffered by panel members as a result of such misappropriation.

GOVERNMENTAL REGULATION OF THE INTERNET MIGHT HARM OUR BUSINESS

        The applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In addition, governmental authorities in various countries may seek to further regulate the Internet with respect to issues such as user privacy, pornography, acceptable content, advertising, e-commerce, taxation and the pricing, characteristics and quality of products and services. Therefore, any new legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which might harm our business. Finally, the global nature of the Internet could subject us to the laws of a foreign jurisdiction in an unpredictable manner.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND REGULATORY REQUIREMENTS APPLICABLE TO PUBLIC REGISTRANTS ARE LIKELY TO CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES TO INCREASE AND IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

        In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to increase our internal controls and hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers may also increase premiums, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, may increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of stock options we grant to our employees, which may affect our ability to recruit or retain key employees.

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

        Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of us by means of a tender offer, a proxy contest or otherwise, and the removal of incumbent officers and directors. These provisions include:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2003, we had cash and cash equivalents and short-term investments of $210.0 million consisting of cash and highly liquid, short-term investments. Declines in interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of December 31, 2003, our investments had a weighted-average time to maturity of approximately 280 days.

        The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2003:

	Time to maturity
	One year or less	One to two years
	(in thousands, except percent data) (unaudited)
Cash and cash equivalents	$103,221	—
Average interest rates	1.05%	—
Short term investments	$70,284	$36,534
Average interest rates	1.93%	1.87%

        NetRatings adjusts its equity investment in Ibope eRatings.com based on its share of the net gains/losses recorded by this joint venture. At December 31, 2003, our joint venture with Ibope eRatings.com is accounted for under the equity method.

        Revenues from outside of the United States accounted for approximately 38% of our total revenues during 2003. These international sales are typically denominated in the local currency of the relevant country, and the international expenses are also primarily incurred in the local currency. When we consolidate the financial results of our foreign operations, our financial results could be positively or negatively affected depending on changes in the relevant currency exchange rates. As a result, our financial results could be adversely affected by unfavorable exchange rate fluctuations. Fluctuations in currency exchange rates did not materially impact our net loss in 2003. We have not entered into hedging transactions in order to mitigate the risk from currency fluctuations, but we might consider using currency forward contracts or other financial instruments commonly utilized to reduce financial market risk if it is determined by us that such instruments are appropriate to reduce currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETRATINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

         The Board of Directors and Stockholders,
NetRatings, Inc.:

        We have audited the accompanying consolidated balance sheets of NetRatings, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of NetRatings, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetRatings, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP Ernst & Young LLP

February 20, 2004
New York, New York

NETRATINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$103,221	$84,569
Short-term investments	106,818	156,842
Accounts receivable, net	10,141	7,721
Due from joint ventures	589	1,268
Due from related parties	458	—
Prepaid expenses and other current assets	3,444	2,610

Total current assets	224,671	253,010
Property and equipment, net	3,943	2,994
Intangibles, net	19,089	21,684
Goodwill	66,612	51,298
Other assets	936	2,659

Total assets	$315,251	$331,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,314	$3,962
Accrued liabilities	11,298	10,171
Deferred revenue	10,777	11,202
Due to related parties	12,195	9,024
Restructuring liabilities	1,711	4,021

Total current liabilities	39,295	38,380
Restructuring liabilities, less current portion	1,680	2,583

Total liabilities	40,975	40,963
Minority interest	222	2,016
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $0.001:
Authorized shares: 200,000;
Issued shares: 35,442 and 35,114 at December 31, 2003 and 2002, respectively; outstanding shares: 33,942 and 33,614 at December 31, 2003 and 2002, respectively	35	35
Additional paid-in capital	420,172	418,779
Deferred compensation and other costs	(7,587)	(16,692)
Accumulated other comprehensive income	1,538	1,513
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(119,473)	(94,338)

Total stockholders' equity	274,054	288,666

Total liabilities and stockholders' equity	$315,251	$331,645

See accompanying notes to the financial statements.

NETRATINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2003	2002	2001
Revenue	$41,432	$29,706	$23,504
Cost of revenue	20,476	16,451	13,264

Gross profit	20,956	13,255	10,240
Operating expenses:
Research and development	9,998	8,776	7,353
Sales and marketing	17,125	13,801	14,837
General and administrative	10,539	6,433	5,734
Restructuring and other expenses	—	9,228	—
Acquisition-related expenses	—	3,033	—
Amortization of intangibles	3,898	2,425	—
Amortization of stock-based compensation	9,105	9,432	9,906

Total operating expenses	50,665	53,128	37,830

Loss from operations	(29,709)	(39,873)	(27,590)
Equity in earnings (losses) of joint ventures	66	(2,549)	(5,605)
Impairment of investments	—	(4,500)	—
Interest income, net	4,053	8,029	15,561
Minority interest in net (income) losses of consolidated subsidiaries	455	17	—

Net loss	$(25,135)	$(38,876)	$(17,634)

Basic and diluted net loss per common share	$(0.74)	$(1.17)	$(0.54)

Shares used to compute basic and diluted net loss per common share	33,792	33,168	32,864

See accompanying notes to the financial statements.

NETRATINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Deferred Compensation and Other Costs	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital					Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2000	32,638	$33	$399,364	$(35,734)	$266	—	—	$(37,828)	$326,101
Net loss	—	—	—	—	—	—	—	(17,634)	(17,634)
Unrealized gain from short-term investments	—	—	—	—	702	—	—	—	702

Comprehensive loss									(16,932)

Issuance of common stock	516	—	2,363	—	—	—	—	—	2,363
Stock-based compensation expense	—	—	377	—	—	—	—	—	377
Amortization of deferred compensation	—	—	(266)	690	—	—	—	—	424
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105
Additional financing fees	—	—	(2,970)	—	—	—	—	—	(2,970)

Balances at December 31, 2001	33,154	33	398,868	(25,939)	968	—	—	(55,462)	318,468
Net loss	—	—	—	—	—	—	—	(38,876)	(38,876)
Unrealized gain from short-term investments	—	—	—	—	203	—	—	—	203
Accumulated translation adjustment	—	—	—	—	342	—	—	—	342

Comprehensive loss									(38,331)

Stock-based compensation charges	—	—	1,287	—	—	—	—	—	1,287
Stock repurchase	—	—	—	—	—	1,500	$(20,631)	—	(20,631)
Issuance of stock in conjunction with acquisitions	1,521	2	16,758	—	—	—	—	—	16,760
Issuance of common stock	439	—	1,949	—	—	—	—	—	1,949
Amortization of deferred compensation	—	—	(83)	142	—	—	—	—	59
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105

Balances at December 31, 2002	35,114	35	418,779	(16,692)	1,513	1,500	(20,631)	(94,338)	288,666
Net loss	—	—	—	—	—	—	—	(25,135)	(25,135)
Unrealized loss from short-term investments	—	—	—	—	(1,307)	—	—	—	(1,307)
Accumulated translation adjustment	—	—	—	—	1,332	—	—	—	1,332

Comprehensive loss									(25,110)

Issuance of common stock	328	—	1,393	—	—	—	—	—	1,393
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105

Balances at December 31, 2003	35,442	$35	$420,172	$(7,587)	$1,538	1,500	$(20,631)	$(119,473)	$274,054

See accompanying notes to the financial statements.

NETRATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(25,135)	$(38,876)	$(17,634)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquired businesses:
Depreciation	2,132	2,647	1,614
Equity in (earnings) losses of joint ventures	(66)	2,549	5,605
Provision for doubtful accounts	216	133	490
Stock-based compensation	9,105	9,432	9,906
Impairment of investments	—	4,500	—
Minority interest	(455)	(17)	—
Amortization of intangibles	3,898	2,425	—
Changes in current assets and liabilities:
Accounts receivable	2,880	3,419	2,416
Due from joint ventures	679	1,609	89
Prepaids, other current assets, and other assets	1,149	1,762	592
Deferred acquisition costs	—	3,565	(3,565)
Accounts payable	(5,884)	(3,989)	907
Accrued liabilities	(1,282)	(6,681)	2,707
Restructuring reserves	(3,558)	723	—
Due to/from related parties	771	812	(951)
Deferred revenue	(1,217)	(2,862)	(3,845)

Net cash used in operating activities	(16,767)	(18,849)	(1,669)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,775)	(2,743)	(1,294)
Purchase of investments	(379,737)	(360,183)	(716,729)
Sale of investments	428,454	438,069	768,163
Acquisitions, net of cash acquired of $2,375 and $15,504 in 2003 and 2002, respectively, and investment in joint ventures and patent settlement/acquisition	(14,500)	(40,438)	(7,855)

Net cash provided by investing activities	32,442	34,705	42,285

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,393	1,950	2,364
Additional financing fees	—	—	(2,970)
Principal payments on notes payable and capital lease obligations	—	(89)	(137)
Stock repurchase	—	(20,631)	—

Net cash (used in) provided by financing activities	1,393	(18,770)	(743)
Effect of exchange rate fluctuations	1,584	—	—

Net increase (decrease) in cash and cash equivalents	18,652	(2,914)	39,873
Cash and cash equivalents at beginning of period	84,569	87,483	47,610

Cash and cash equivalents at end of period	$103,221	$84,569	$87,483

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$204	$120
Stock issued in conjunction with acquisitions	$—	$16,760	$—

See accompanying notes to the financial statements.

NETRATINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

NetRatings, Inc.

        NetRatings, Inc. ("NetRatings" or the "Company") is a provider of Internet audience measurement and analysis in the United States and around the world. All of the Company's products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. The Company has a diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. A significant majority of the Company's products and services are sold on an annual subscription basis. In 1998 and 1999, the Company formed strategic relationships with Nielsen Media Research, a provider of television audience measurement and related services in the United States, and ACNielsen, a global provider of market research information and analysis. The segment in which NetRatings currently operates is the market for providing media and market research focused on Internet audience behavior and activity. All of the Company's revenues are generated through the sale of products in this one segment.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of NetRatings and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. NetRatings consolidates the results of operations and financial position of its international operations on a one month lag. The impact of this one month lag is not significant to NetRatings' consolidated financial results.

Cash and Cash Equivalents and Short-Term Investments

        Cash and cash equivalents consist of highly liquid investments including money market accounts, commercial paper, U.S. government and agency securities, and corporate notes with insignificant interest-rate risk and original maturities of three months or less at date of purchase. Cash and cash equivalents are stated at fair market value, which approximates cost.

        Short-term investments consist principally of corporate notes, commercial paper and U.S. government and agency securities, all of which are carried at fair market value. All short-term investments have maturities of less than twenty-four months and are classified as available-for-sale. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments.

        Interest income was $4.3 million, $8.4 million and $16.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Other Assets

        Other assets include investments in joint ventures, investments in third-parties, restricted cash related to the Company's office leases in Seattle, Washington and New York, New York, long-term security deposits and other assets. Investments in joint ventures are accounted for based on the equity method of accounting. As such, the investments are adjusted for NetRatings' equity interest in each joint venture's gains or losses. NetRatings includes the gains/losses on joint ventures on a one quarter lag. The impact of this one quarter lag is not significant to NetRatings' consolidated financial statements. The equity basis is adjusted for any additional capital contributions or commitments. Investments in third parties are accounted for on a cost basis. As such, an investment impairment charge is recorded when an investment has experienced a decline in value that is other than temporary. In 2002, the Company wrote off its investment in third parties accounted for on a cost basis. As such, the balance in the Company's cost-based, long-term investment account was zero at December 31, 2003 and 2002.

Foreign Currency Translation

        The Company applies Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," with respect to its international operations. All assets and liabilities are remeasured at the current exchange rate at the end of the period, and revenues and expenses are remeasured at average exchange rates in effect during the period. A translation gain resulting from the process of remeasuring foreign currency financial statements into U.S. dollars was $1.3 million and $0.3 million in 2003 and 2002, respectively. Gains (losses) resulting from foreign currency transactions were not material in 2003 and 2002.

Revenue Recognition

        Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

        Revenue for recurring services is recognized ratably over the term of the related contract as services are provided. Revenue for nonrecurring services is recognized in the period in which the product is delivered. Billings rendered in advance of services being performed are recorded as deferred revenue in the accompanying balance sheet.

Panel Costs

        Costs of establishing and maintaining the Company's panels, including the MegaPanel, are expensed as incurred and are included in cost of revenue in the accompanying statements of operations.

Advertising Expense

        All advertising and promotion costs are expensed as incurred. Advertising and promotion costs, which are included in sales and marketing expense, were $0.1 million, $0.5 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Comprehensive Loss

        Comprehensive loss includes net loss as well as other comprehensive income. At December 31, 2003 and 2002, NetRatings' accumulated other comprehensive income included unrealized losses of $0.1 million and unrealized gains of $1.2 million on available-for-sales securities, and $1.6 million and $0.3 million of gains on foreign currency translation adjustments, respectively.

Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company had no goodwill or intangible assets prior to 2002.

        Through its acquisitions in 2002 and 2003, NetRatings has recorded $66.6 million of goodwill and $25.4 million of intangible assets. The intangible assets are not deemed to have an indefinite life and are, therefore, being amortized over their estimated useful lives, which range from 1 to 13 years. The Company performed its annual evaluation of goodwill and other intangibles as of October 1, 2003 and no impairment was indicated. The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Fair Value of Financial Instruments and Concentration of Credit Risk

        The fair value of NetRatings' cash and cash equivalents and short-term investments is based on quoted market prices. At December 31, 2003, the fair market value, cost and net unrealized loss of NetRatings' short-term investments totaled $106.8 million, $106.9 million and $0.1 million, respectively. At December 31, 2002, the fair market value, cost and net unrealized gains of NetRatings' short-term investments totaled $156.8 million, $155.7 million and $1.2 million, respectively. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments. For the years ended December 31, 2003, 2002 and 2001, realized gains and losses were not material.

        Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment-grade debt instruments, many of which are backed by the U.S. government or other government agencies. NetRatings conducts business with companies in various industries throughout the United States and internationally. NetRatings manages credit risk on accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts, and by providing appropriate allowances for uncollectible amounts. For the years ended December 31, 2003 and 2002, NetRatings had bad debt write-offs of $0.1 million and $0.4 million, respectively. At December 31, 2003 and 2002, the allowance for doubtful accounts totaled $0.9 million and $0.8 million, respectively.

Stock-Based Compensation

        NetRatings accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and discloses the general and pro forma financial information required by SFAS 123 and SFAS 148.

        In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information(a)	2003	2002	2001
Fair value per option(b)	$8.50	$9.31	$12.91
Valuation assumptions
Expected option term (years)	4.00	4.00	4.00
Expected volatility	328%	63%	51%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.31%	1.45%	2.20%

(a)
Weighted averages of option grants during each period

(b)
Estimated using Black-Scholes option pricing model under the valuation assumptions indicated

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period (in thousands, except for earnings per share data):

	2003	2002	2001
Net loss, as reported	$(25,135)	$(38,876)	$(17,634)
Add: Stock-based compensation expense included in reported net loss	0	328	802
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(6,715)	(8,271)	(6,265)

Pro forma net loss	$(31,850)	$(46,819)	$(23,097)

Earnings per share:
Basic and diluted net loss per share, as reported	$(0.74)	$(1.17)	$(0.54)
Pro forma basic and diluted net loss per share	$(0.94)	$(1.41)	$(0.70)

        The pro forma impact of compensation expense measured under FAS 123 on the net loss for the years ended December 31, 2003, 2002 and 2001 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

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

        The following table sets forth the calculation of basic and diluted weighted-average shares outstanding and net loss per share (in thousands, except per share amounts):

	2003	2002	2001
Net loss	$(25,135)	$(38,876)	$(17,634)
Weighted-average shares of common stock outstanding	33,792	33,168	32,969
Less: weighted-average shares of common stock subject to repurchase	—	—	105

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	33,792	33,168	32,864

Basic and diluted net loss per common share	$(0.74)	$(1.17)	$(0.54)

        If NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 0.2 million, 0.3 million and 0.9 million common equivalent shares related to outstanding stock options not included above (determined using the treasury stock method) for the years ended December 31, 2003, 2002 and 2001, respectively.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. For NetRatings, these estimates primarily relate to the collectibility of receivables; the valuation of fixed assets, goodwill and intangible assets, including depreciable lives assigned; and the valuation of certain liabilities, including restructuring reserves. Actual results could differ from these estimates.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company's first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original interpretation or the Revised Interpretations' provisions no later than December 31, 2003. Non-SPEs created prior to February 1, 2003 should be accounted for under the Revised Interpretations' provisions no later than the Company's first quarter of fiscal 2004. The Company has not entered into any material arrangements with VIEs created after January 31, 2003. The Company has evaluated the effect of the adoption of FIN 46 and has determined that it does not have a material impact on the Company's results of operations or financial position.

        In December 2003, the Emerging Issues Task Force issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF Issue No. 03-1). EITF Issue No. 03-1 requires companies to disclose information about temporarily impaired investments in debt or marketable equity securities. The requirement applies only to annual financial statements, and comparative disclosures for prior periods are not required. The adoption of EITF Issue No. 03-1 did not have a material impact on the Company's results of operations or financial position.

Note 2: Balance Sheet Details

        Details of balance sheet items are as follows:

        The following is a summary of estimated fair value of cash and cash equivalents and short-term investments based on quoted market prices as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Cash, money market and corporate notes	$49,909	$45,682
U.S. government and agency securities	53,312	38,887

Total cash and cash equivalents	103,221	84,569
Corporate notes	19,641	67,072
Commercial paper	36,534	31,213
U.S. government and agency securities	50,643	58,557

Total short-term investments	106,818	156,842

Total	$210,039	$241,411

        Property and equipment, net (in thousands):

	2003	2002
Computer equipment and software	$10,909	$8,425
Office equipment, furniture, and fixtures	1,528	1,500
Leasehold improvements	495	430

	12,932	10,355
Less accumulated depreciation	(8,989)	(7,361)

Property and equipment, net	$3,943	$2,994

        Accrued liabilities (in thousands):

	2003	2002
Accrued compensation	$4,454	$3,975
Acquisition related transaction costs	2,244	2,913
Other accrued liabilities	4,600	3,283

Accrued liabilities	$11,298	$10,171

        Due to related parties (in thousands):

	2003	2002
Due to VNU and its affiliates	$11,602	$7,993
Due to joint venture partners	593	1,031

Due to related parties	$12,195	$9,024

Note 3: Due from Related Parties

        During the second quarter of 2003, the Company increased its ownership in NetRatings Japan from 49% to 58%. As a result of obtaining majority ownership in NetRatings Japan on April 1, 2003, the Company now includes NetRatings Japan's $0.5 million loan receivable from its minority shareholder in NetRatings' consolidated financial statements.

Note 4: Goodwill and Intangible Assets

        During 2003, NetRatings finalized the purchase price allocation related to its acquisitions in 2002, resulting in (i) adjustments to certain asset and liability balances existing at the acquisition dates; (ii) adjustments to acquisition related costs; and (iii) an adjustment to intangible assets. In the fourth quarter of 2003, NetRatings received a refund of approximately $1.8 million on its purchase price for eRatings.com related to certain liabilities existing at the acquisition date. This refund, along with the other purchase price allocation adjustments, resulted in net decreases to goodwill and intangible assets in 2003 of $2.8 million and $1.0 million, respectively.

        During 2003, NetRatings acquired 100% beneficial ownership of MMXI Switzerland, the assets and customer contracts of NetCrawling S.A, and 58% of the ownership interests in Red Sheriff Ltd. NetRatings also increased its ownership in NetRatings Japan from 49% to 58% and Mediametrie NetRatings from 50% to 66%. These transactions resulted in consolidation of these entities and recognition of goodwill and intangible assets in 2003 totaling $18.1 million and $2.3 million, respectively. The valuation for Red Sheriff is in process, and therefore goodwill and intangible assets recorded in relation to this acquisition are estimates as of December 31, 2003.

        Goodwill and other intangible assets along with their weighted average life, at December 31, 2003 and 2002, consisted of the following (in thousands, except average life):

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$6,040	$1,126	$4,914	7
Customer contracts	3,690	2,089	1,601	2
Patents and other	15,682	3,108	12,574	11

Total	$25,412	$6,323	19,089

Goodwill not being amortized			66,612

Total goodwill and other intangible assets			$85,701

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$4,890	$428	$4,462	7
Customer contracts	2,540	818	1,722	2
Patents and other	16,679	1,179	15,500	11

Total	$24,109	$2,425	21,684

Goodwill not being amortized			51,298

Total goodwill and other intangible assets			$72,982

        Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2004: $3.8 million; 2005: $2.8 million; 2006: $1.9 million; 2007: $1.9 million; and 2008: $1.9 million.

Note 5: Restructuring and Other Expenses

        During the first quarter of 2002, NetRatings' management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line and consolidate space at its Milpitas, California facility. Accordingly, NetRatings recognized a restructuring charge of approximately $6.9 million during the first quarter of 2002. The restructuring plan involved (i) the termination of 40 employees worldwide, all of whom were terminated as of December 31, 2002; (ii) lease termination costs and other costs associated with vacating certain facilities and abandoning certain long-lived assets; and (iii) costs incurred for discontinuation of certain services. Also, in connection with the acquisitions completed in 2002, NetRatings established additional restructuring liabilities of $7.5 million. These restructuring plans involved (i) the termination of 80 employees worldwide, all of whom were terminated as of December 31, 2003; (ii) amounts accrued related to ongoing lease obligations for vacated properties; and (iii) costs related to contractual obligations or payments for certain products and/or projects which were eliminated as of the acquisition dates. During 2002, $7.9 million of restructuring liabilities had been paid, resulting in a remaining balance of $6.6 million as of December 31, 2002.

        In finalizing the purchase price allocations of the Company's acquisitions in 2002, NetRatings adjusted its restructuring liabilities in 2003 based on the latest available information. These adjustments include (i) decreases in severance related liabilities that will not be paid; (ii) adjustments to estimates relating to accruals for discontinuation of certain products or services; and (iii) adjustments to estimates relating to idle facility lease commitments.

        In connection with its acquisitions of MMXI Switzerland, the assets and customer contracts of NetCrawling S.A. and Red Sheriff in 2003, the Company recorded $1.0 million in restructuring liabilities that have been accounted for as additional purchase price. The restructuring plans involve (i) the termination of 15 employees worldwide, of which 9 have been terminated as of December 31, 2003; (ii) amounts accrued related to ongoing lease obligations for vacated properties; and (iii) costs related to contractual obligations or payments for certain products and/or projects which were eliminated as of the acquisition dates. Positions were eliminated primarily in the executive management, general and administration, engineering and sales functions.

        The following table summarizes activity associated with the restructuring plans for the years ended December 31, 2003 and 2002 (in thousands):

	Balance December 31, 2002	Additions Related to Acquisitions	Utilized Cash	Adjustments	Balance December 31, 2003
Employee severance benefits	$2,266	$307	$(1,651)	$(778)	$144
Costs incurred due to discontinuation of certain services and other expenses	670	90	(594)	(103)	63
Lease commitments and related write-down of property and equipment	3,668	620	(1,364)	260	3,184

Total	$6,604	$1,017	$(3,609)	$(621)	$3,391

	Restructuring Charge	Acquisition Related Restructuring Liabilities	Utilized Cash	Utilized Non Cash	Adjustments	Balance December 31, 2002
Employee severance benefits	$3,736	$3,943	$(4,402)	$(1,019)	$8	$2,266
Costs incurred due to discontinuation of certain services and other expenses	1,551	443	(898)	—	(426)	670
Lease commitments and related write-down of property and equipment	1,682	2,438	(944)	(643)	1,135	3,668

Total	$6,969	$6,824	$(6,244)	$(1,662)	$717	$6,604

        Adjustments to restructuring charges did not impact the Company's results of operations. The long term portion of restructuring relates to idle facility lease commitments.

Note 6: Acquisitions

        During 2002, we completed a number of acquisitions that expanded our portfolio of products and services in the United States and abroad. These acquisitions included the acquisitions of (i) all of the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix Inc.; (ii) all of the assets of DoubleClick's @Plan unit; and (iii) selected assets of Jupiter Media Metrix related to their European Internet audience measurement services. We also acquired from ACNielsen Corporation the remaining 80.1% interest in ACNielsen eRatings.com that we did not already own.

        In the third quarter of 2002, we completed the acquisition of 52% of NetValue's outstanding common stock. During the fourth quarter of 2002, we acquired additional shares of NetValue bringing our total to approximately 86% of the capital and 87.5% of the voting rights of NetValue. In the fourth quarter of 2003, NetValue's stockholders approved a resolution to dissolve NetValue and take steps to voluntarily liquidate NetValue's net assets. During the fourth quarter of 2003, NetRatings acquired the remaining net assets of NetValue and the company was dissolved.

        In January 2003, NetRatings acquired beneficial ownership of 80% of MMXI Switzerland, a Swiss company whose business is focused in the international Internet media and market research industries. During the second quarter of 2003, NetRatings acquired beneficial ownership of the remaining 20% of MMXI Switzerland.

        In July 2003, NetRatings acquired the assets and customer contracts of NetCrawling S.A., the developer and marketer of LemonAd, Europe's leading online advertising monitoring service.

        NetRatings increased its ownership in two of its joint ventures during 2003. In the second quarter of 2003, NetRatings increased its ownership in NetRatings Japan from 49% to 58%. In the fourth quarter of 2003, the Company increased its ownership in Mediametrie NetRatings, its joint venture in France, from approximately 50% to 66%.

        In December 2003, NetRatings acquired 58% of the common stock of Red Sheriff Ltd., a site-centric-based Internet audience measurement company.

        NetRatings accounts for its acquisitions under the purchase method. The allocation of purchase price related to the acquisitions reflects the fair value of the acquired assets and liabilities. The results of operations of each acquired entity are reflected in the consolidated results of operations beginning on their respective acquisition dates. Prior to the Company's majority ownership in NetRatings Japan and Mediametrie NetRatings, NetRatings recorded its equity share of these joint venture's gains or losses in equity in earnings (losses) of joint venture. Effective May 2003 and November 2003, respectively, NetRatings Japan's and Mediametrie NetRatings' financial results are consolidated into the Company's financial statements.

        Acquisition and restructuring costs are estimates based on certain preliminary assumptions. The estimates related to our 2003 acquisitions will be finalized during 2004, as we finalize our purchase accounting related to those acquisitions. The accompanying table represents the estimated purchase price allocation related to our 2003 acquisitions (in thousands):

	Red Sheriff	All Other Acquisitions	Total
Cash paid	$13,513	$5,140	$18,653
Note payable	—	350	350
Acquisition costs	960	550	1,510
Restructuring costs original accrual	627	390	1,017

Total Purchase Price	$15,100	$6,430	$21,530

Purchase Price Allocation
Cash acquired	$506	$1,869	$2,375
Tangible assets acquired, at fair value	3,233	5,362	8,595
Liabilities assumed	(3,689)	(6,125)	(9,814)
Intangible assets	2,300	—	2,300
Goodwill	12,750	5,324	18,074

Total Purchase Price	$15,100	$6,430	$21,530

        Results of operations for each of the acquired companies are included prospectively from the date of acquisition. Pro forma results of operations reflecting the acquisitions have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to the Company's results of operations.

        The accompanying table represents the estimated purchase price allocation recorded in 2002 for acquisitions completed in 2002 (in thousands):

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

        As discussed in Note 4, in 2003 the Company finalized the purchase price allocation related to the acquisitions completed in 2002 resulting in net decreases to goodwill of $2.8 million and intangible assets of $1.0 million.

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

	Years Ended December 31,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$36,031	$36,334
Net loss	$(49,301)	$(54,348)
Net loss per share:
Basic and diluted	$(1.44)	$(1.60)
Shares used in the calculation of net loss per share:
Basic and diluted	34,183	33,879

Note 7: Stockholders' Equity

Common Stock

        The Company's Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 200 million shares of common stock. At December 31, 2003, 35.4 million shares of common stock were issued and 33.9 million shares were outstanding. At December 31, 2002, 35.1 million shares of common stock were issued and 33.6 million shares were outstanding. The Company issued 0.3 million and 0.4 million shares of common stock during 2003 and 2002, respectively, in connection with the NetRatings employee benefit plans. Additionally, the Company issued 1.5 million shares of common stock in conjunction with acquisitions completed during 2002.

Common Stock Repurchase/Treasury Stock

        In March 2002, two former executives exercised their rights pursuant to stock repurchase agreements. Pursuant to these agreements, NetRatings repurchased 1.5 million shares of NetRatings common stock held by them. The repurchase price was based on the average closing price of NetRatings common stock for the ten trading days preceding the request for repurchase. Accordingly, NetRatings repurchased the shares for approximately $13.75 per share for a total aggregate repurchase price of $20.6 million.

1998 Stock Option Plan

        In April 1998, NetRatings adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, up to 1.2 million shares of NetRatings' common stock were initially reserved for issuance. An additional 1.0 million, 2.0 million, 1.5 million and 2.8 million were reserved for issuance under the Plan during the years ended December 31, 2003, 2001, 2000 and 1999, respectively. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options generally vest over a four-year period and have a maximum term of ten years. In addition to the options granted pursuant to the Plan, the Company assumed a total of 26,000 options in connection with the Company's purchase of the remaining 80.1% interest in eRatings.

        Information with respect to stock option activity is summarized as follows:

	Options Outstanding
	Options Available for Grant	Number of Shares	Price Per Share		Weighted-Average Exercise Price
Balance at December 31, 2000	1,434,000	3,032,000	$0.10-	$44.69	$10.02
Authorized	2,000,000	—		—	—
Granted	(1,705,000)	1,705,000	$10.31-	$15.68	$12.59
Exercised	—	(456,000)	$0.10-	$14.88	$3.54
Canceled	372,000	(372,000)	$0.10-	$44.69	$15.92

Balance at December 31, 2001	2,101,000	3,909,000	$0.10-	$44.50	$11.29
Granted	(1,961,000)	1,961,000	$5.40-	$15.06	$10.58
Assumed from eRatings acquisition	—	26,000		$106.84	$106.84
Exercised	—	(373,000)	$0.10-	$12.38	$3.90
Canceled	1,047,000	(1,047,000)	$0.10-	$44.50	$13.32

Balance at December 31, 2002	1,187,000	4,476,000	$0.10-	$106.84	$11.66
Authorized	1,000,000	—		—	—
Granted	(1,692,000)	1,692,000	$5.82-	$11.39	$6.16
Exercised	—	(232,000)	$0.10-	$10.31	$4.20
Canceled	903,000	(903,000)	$0.10-	$106.84	$11.03

Balance at December 31, 2003	1,398,000	5,033,000	$0.10-	$106.84	$10.00

Options exercisable at:
December 31, 2001		1,001,000			$8.48
December 31, 2002		1,812,000			$10.87
December 31, 2003		2,023,000			$11.62

        The following table summarizes information concerning options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Number of Shares	Weighted- Average Exercise Price
$0.10 - $5.40	220,000	$3.26	6.42	162,000	$2.50
$5.82	1,176,000	$5.82	9.19	0	$0.00
$5.84 - $7.95	606,000	$6.34	8.84	125,000	$6.19
$8.40 - $10.20	558,000	$9.29	8.15	257,000	$9.38
$10.31 - $11.55	511,000	$11.19	7.99	288,000	$11.10
$11.90 - $12.51	814,000	$12.39	7.64	474,000	$12.37
$12.60 - $13.90	578,000	$13.38	7.91	327,000	$13.35
$14.88 - $19.50	516,000	$15.32	7.29	351,000	$15.35
$22.38 - $43.88	44,000	$28.23	6.40	39,000	$28.45
$106.84	10,000	$106.84	8.35	0	$0.00

$0.10 - $106.84	5,033,000	$10.01	8.17	2,023,000	$11.62

Shares Reserved for Future Issuance

        NetRatings has reserved shares of common stock for future issuance as of December 31, 2003 and December 31, 2002 as follows:

	2003	2002
Stock options outstanding	5,033,000	4,476,000
Stock options available for grant	1,398,000	1,187,000
Employee stock purchase plan	128,486	208,000

        The pro forma information, as required by SFAS 123 and SFAS 148, regarding net loss and loss per share determined as if the Company had accounted for its stock options under the fair value method of accounting is presented in Note 1 to these financial statements.

1999 Employee Stock Purchase Plan

        On October 26, 1999, NetRatings' Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings' initial public offering of its common stock. NetRatings initially reserved a total of 0.3 million shares of common stock for issuance under the plan, which is cumulatively increased on January 1 of each year through January 1, 2010 by an amount equal to the lesser of (i) 0.5 million shares, (ii) 2% of the number of shares of common stock that were issued and outstanding on the preceding December 31, or (iii) a lesser amount determined by the Company's Board of Directors. The Board of Directors approved an increase of 132,000 shares in February 2002. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the date of purchase. All NetRatings' employees are eligible to participate in the Employee Stock Purchase Plan except employees who (i) normally work 20 hours or less per week; (ii) normally work 5 months or less per year; or (iii) are 5% or greater shareholders of NetRatings. Eligible employees may contribute from 1%-15% of their after tax compensation from each paycheck during each 6 month purchase period. However, no person may purchase more than 2,500 shares on a purchase date. Furthermore, pursuant to the Internal Revenue Code, no person may purchase stock under the Plan valued at more than $25,000 in any calendar year.

Deferred Compensation

        NetRatings recorded deferred stock compensation charges of $3.9 million for the year ended December 31, 1999, representing the difference between the exercise price of stock options and the fair value of common stock as of the date of grant. There have been no additional deferred stock compensation amounts recorded through December 31, 2003. These amounts are being amortized to operations, using the graded method, over the vesting periods of the individual stock options, which are generally four years.

        For the years ended December 31, 2003, 2002 and 2001, amortization expense of $0, $0.3 million, and $0.8 million, respectively, is included in stock-based compensation in the accompanying statements of operations. As of December 31, 2003, the deferred stock-based compensation charges have been fully amortized and no additional amortization is scheduled in 2004.

Deferred Service Costs

        In 1999, NetRatings recorded a deferred charge totaling $46.7 million representing the value of warrants issued to Nielsen Media Research, which were exercised in December 1999. The value of the warrants was determined using the Black-Scholes valuation model and is being amortized to operating expense through December 31, 2004. Amortization expense is $9.1 million in each of the three years ended December 31, 2003 and is included in stock based compensation in the accompanying statements of operations. At December 31, 2003, the remaining deferred charge to be amortized is $7.6 million all of which will be amortized in 2004.

Note 8: Joint Ventures

        In June 1999, NetRatings granted a five-year license for the use of its proprietary software to NetRatings Japan, in which it held a direct ownership interest of approximately 49%. The joint venture was formed to adapt, market, service and sell interactive media and market research data in Japan. NetRatings made a capital contribution of $1.3 million for the year ended December 31, 2001. On April 1, 2003 NetRatings increased its ownership in NetRatings Japan to 58% for an additional investment of approximately $1.1 million. Prior to 2003, this investment was accounted for using the equity method and, therefore, the Company's investment was reduced for its pro-rata share of NetRatings Japan's losses. Effective April 1, 2003, the Company consolidates the results of operations and financial position of NetRatings Japan in its consolidated financial statements.

        In January 2000, NetRatings established a joint venture in France, Mediametrie NetRatings, in which it held a 50% ownership interest. Mediametrie NetRatings is responsible for building and maintaining a French audience measurement panel. NetRatings made capital contributions of $0.5 million for each of the years ended December 31, 2002 and 2001, respectively. Effective November 1, 2003, NetRatings increased its ownership in Mediametrie NetRatings to 66% in exchange for the fair value of customer contracts assigned to Mediametrie NetRatings in 2003 and 2002. Prior to 2003, this investment was adjusted for using the equity method and, therefore, the Company's investment was reduced for its pro-rata share of Mediametrie NetRatings' earnings/losses. Effective November 1, 2003, the Company consolidates the results of operations and financial position for Mediametrie NetRatings in its consolidated financial statements.

        On May 7, 2002, NetRatings acquired a 49% stake in Ibope eRatings.com through the acquisition of ACNielsen eRatings.com. NetRatings accounts for this investment using the equity method and, therefore, has adjusted its investment for its pro-rata share of Ibope eRatings.com's earnings/losses.

        Revenue from the joint ventures' Internet audience measurement services is allocated between NetRatings and the joint ventures depending on the location of the customer and the location of the panel whose data is used in the service:

  •
  The joint venture retains 100% of any revenue from services that the joint venture sells to customers within their own country based on data from their panels;

  •
  NetRatings and the joint venture each record a 50% international panel fee from services that NetRatings sells to customers based on data from the joint venture's panels or services that the joint venture sells to customers within their country based on NetRatings' panel data; and

  •
  If either NetRatings or the joint venture sells services based on data from a combination of the NetRatings and joint venture's panels, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

        For the years ended December 31, 2003, 2002 and 2001, NetRatings recorded revenue of $0.2 million, $1.2 million and $2.1 million respectively, related to royalties from the joint ventures. For the years ended December 31, 2003, 2002 and 2001, revenue of $1.6 million, $1.7 million and $2.0 million, respectively, was recorded related to NetRatings' sales to its customers of international data produced by the joint ventures. In connection with these sales, NetRatings also recorded cost of revenue of $0.2 million, $0.9 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to the data acquisition fees due to our international partners.

Note 9: Related Party Transactions

        In August 1999, NetRatings entered into an operating agreement with Nielsen Media Research. Under the terms of the operating agreement, NetRatings paid Nielsen Media Research a 35% commission for selling services to certain customers. Commissions paid were $0.8 million and $1.6 million for the years ended December 31, 2002 and 2001, respectively, and are included in sales and marketing expenses in the accompanying statements of operations. In May 2002, this agreement was amended to provide that, in lieu of paying commissions, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings' products and services. This expense totaled approximately $1.0 million for each of the years ended December 31, 2003 and 2002.

        NetRatings is also charged by Nielsen Media Research for the costs of maintaining the U.S. panels at the rates Nielsen Media Research charges its own internal divisions. These costs totaled $4.1 million, $3.5 million and $6.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in cost of revenue in the accompanying statements of operations. The panel costs in 2001 included costs to build, recruit and maintain the U.S. home panel. The panel costs in 2002 primarily relate to the maintenance of the U.S. home panel built and recruited during 2001 and the maintenance of the at-work panel during 2002. The panel costs in 2003 included costs to maintain the home and at-work panels and the Hispanic panel. In the fourth quarter of 2003, Nielsen Media Research started providing services to recruit and survey respondents for NetRatings' @Plan service. The cost incurred for these services in 2003 was $0.6 million and is included in cost of revenue in the accompanying statement of operations.

        Since May 2002, ACNielsen has provided back office services for the Company's international operations. These services include payment of all international operating expenses for which NetRatings reimburses them on a quarterly basis. Fees related to these back office services were approximately $1.6 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively.

        As of December 31, 1999, Nielsen Media Research became a wholly owned subsidiary of VNU N.V. As Nielsen Media Research is a majority stockholder of NetRatings, its parent company, VNU N.V., is required to consolidate NetRatings' operating results with its own for financial reporting purposes. As of December 31, 2003, VNU owned, through its subsidiaries, approximately 64% of the outstanding common stock of NetRatings.

        During the three years ended December 31, 2003, NetRatings assisted in the introduction of international panels by the joint ventures. This assistance primarily included engineering expertise, as well as marketing, operations and sales assistance and such costs were reimbursed by the respective joint ventures, net of overhead expense. For the years ended December 31, 2003, 2002 and 2001, NetRatings recorded $1.0 million, $1.0 million and $1.8 million, respectively, in reimbursements from joint ventures related to this assistance and such reimbursements have been netted against the respective expense categories in the accompanying statements of operations.

Note 10: Commitments and Contingencies

Leases

        As of December 31, 2003, minimum payments under all non-cancelable lease agreements were as follows (in thousands):

Year ending December 31:
2004	$1,756
2005	600
2006	348
2007	200
2008 and thereafter	—

Total minimum lease payments	$2,904

        Rent expense was $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        In connection with business acquisitions and restructuring activities in 2003, the Company has recorded a liability for several facilities in which there is idle space or space in excess of projected needs (Note 5). Rent payments related to these facilities are not included in the future minimum lease payments.

Litigation

Securities Class Action Complaint

        A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, related to In re Initial Public Offerings Securities Litigation. The case is brought purportedly on behalf of all persons who purchased the Company's common stock from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of our former directors; and investment banking firms that served as underwriters for our initial public offering in December 1999. The Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed.

        We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases, including our case, have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants. We believe that the remaining claims against us and our former directors are without merit and intend to defend them vigorously. The issuer defendants and the plaintiffs have been engaged in settlement negotiations and it is possible that the issuer defendants and the plaintiffs will reach a settlement. However, there can be no assurance that a settlement will be reached in this matter. Our management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations and financial position.

Note 11: Industry Segment and Foreign Operations

        NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.

        The following table sets forth operating results for the years ended December 31, 2003 and 2002. There were no foreign operations in 2001.

	For the year ended 2003
	US	Int'l	Total
	(in thousands) (unaudited)
Revenue	$25,651	$15,781	$41,432
Gross profit	13,211	7,745	20,956
Loss from operations	(21,024)	(8,685)	(29,709)
Net loss	(16,952)	(8,183)	(25,135)
	For the year ended 2002
	US	Int'l	Total
	(in thousands) (unaudited)
Revenue	$24,060	$5,646	$29,706
Gross profit	12,142	1,113	13,255
Loss from operations	(35,173)	(4,700)	(39,873)
Net loss	(34,726)	(4,150)	(38,876)

Note 12: Income Taxes

        No income tax expense was recorded for the years ended December 31, 2003, 2002, and 2001 due to net operating losses.

        The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows:

	2003	2002	2001
	(in thousands)
Income tax benefit at federal statutory rate	$(8,819)	$(13,607)	$(6,172)
Amortization of deferred stock compensation	3,058	3,301	3,467
Losses on joint ventures	23	892	1,962
Unutilized net operating losses	5,738	9,414	743
Other	—	—	—

Total	$—	$—	$—

        Significant components of NetRatings' deferred tax assets are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$25,056	$16,300
Tax credit carryforwards	1,020	644
Reserves and accrued costs and expenses not currently deductible	2,068	4,645
Asset write-offs not currently deductible	1,834	2,754
Fixed assets and intangibles	804	130
Other	188	686

Total deferred tax assets	30,970	25,159
Valuation allowance for deferred tax assets	(30,970)	(25,159)

Net deferred tax assets	$—	$—

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

        The net valuation allowance increased by $5.8 million, $14.5 million and $3.0 million during the years ended December 31, 2003, 2002 and 2001, respectively. Approximately $3.6 million and $3.3 million of the valuation allowance at December 31, 2003 and 2002, respectively, is attributable to stock option deductions, the benefit of which will be credited to paid-in capital if and when realized.

        As of December 31, 2003, NetRatings had net operating loss carryforwards for federal and state tax purposes of approximately $67.5 million and $25.1 million, respectively. NetRatings also had federal and state research and development tax credit carryforwards of approximately $0.6 million and $0.6 million, respectively. The federal and state net operating loss and tax credit carryforwards begin to expire in 2017 if not utilized, and the state net operating losses begin to expire in 2007 if not utilized. The state tax credits may be carried forward indefinitely.

        Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of

1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Note 13. Subsequent Event (Unaudited)

        Since December 31, 2003, NetRatings acquired additional shares of Red Sheriff for approximately $10.1 million, bringing the total shares owned to approximately 97% at March 10, 2004. NetRatings has offered to purchase the remaining shares of Red Sheriff.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because NetRatings intends to file its definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the "Proxy Statement") and certain information in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this report:

    (1)
    Financial Statements:

        See Index to Consolidated Financial Statements at page 37 of this report.

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

        (b) Reports on Form 8-K during the quarter ended December 31, 2003:

    On November 5, 2003, we furnished a report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company's financial results for the third quarter of 2003.

    On December 22, 2003, we furnished a Report on Form 8-K pursuant to Item 9 of such form regarding our announcement of the acquisition of a majority interest in Red Sheriff Ltd.

    Subsequent to the end of the fourth quarter, on February 26, 2004, we furnished a report on Form 8-K pursuant to Items 7 and 12 of such form regarding announcement of our financial results for the fourth quarter and the year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETRATINGS, INC.
By:	/s/ TODD SLOAN Todd Sloan Executive Vice President Corporate Development, Chief Financial Officer and Secretary

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM PULVER William Pulver	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2004
/s/ TODD SLOAN Todd Sloan	Executive Vice President Corporate Development, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2004
/s/ JOHN DIMLING John Dimling	Chairman of the Board	March 15, 2004
/s/ MICHAEL P. CONNORS Michael P. Connors	Director	March 15, 2004
/s/ DAVID H. HARKNESS David H. Harkness	Director	March 15, 2004
/s/ ARTHUR F. KINGSBURY Arthur F. Kingsbury	Director	March 15, 2004

/s/ THOMAS A. MASTRELLI Thomas A. Mastrelli	Director	March 15, 2004
/s/ D. SCOTT MERCER D. Scott Mercer	Director	March 15, 2004
/s/ JERRELL W. SHELTON Jerrell W. Shelton	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1(1)	Asset Purchase Agreement by and among NetRatings, Inc., AdRelevance, Inc. and Jupiter Media Metrix, Inc., dated as of April 9, 2002.
2.2(2)	Asset Purchase Agreement by and among NetRatings, Inc., and DoubleClick Inc., dated as of May 6, 2002.
2.3(3)	Asset Purchase Agreement by and among NetRatings, Inc., Jupiter Media Metrix, Inc., and certain international subsidiaries of Jupiter Media Metrix, Inc., dated as of May 7, 2002.
2.4(4)	Agreement and Plan of Reorganization dated as of May 7, 2002, by and among NetRatings, Inc., Estancia Acquisition Corporation, ACNielsen eRatings.com and ACNielsen Corporation.
2.5(5)	Share Purchase Agreement with certain stockholders of NetValue, S.A., dated as of August 5, 2002.
2.6(6)	Agreement with NetValue, S.A., a French stock corporation (société anonyme), dated as of August 5, 2002.
2.7	Form of Share Purchase Agreement between NetRatings, Inc. and certain Red Sheriff shareholders.
3.1	Restated Certificate of Incorporation of Registrant.
3.2(7)	Amended and Restated By-Laws of Registrant.
4.1(8)	Second Restated Rights Agreement.
*10.1(8)	Form of Indemnification Agreement between Registrant and its directors and officers.
*10.2(10)	1998 Stock Plan, including form of option agreement (as amended).
*10.3(9)	1999 Employee Stock Purchase Plan.
*10.4(10)	Form of Director Retention Agreement.
*10.5(10)	Form of Management Retention Agreement.
*10.6(11)	Employment Offer Letter with Bill Pulver dated November 1, 2001.
*10.7(12)	Stock Repurchase Agreement with David J. Toth.
*10.8(13)	Stock Repurchase Agreement with Charles Meadows.
*10.9(19)	Employment Offer Letter with Todd Sloan dated February 28, 2002.
10.10(25)	Operating Agreement between Registrant and Nielsen Media Research dated as of August 15, 1999.
10.11(26)	Software License Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.12(27)	Panel Maintenance Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.13(17)	NMR Commissions Agreement by and between NetRatings, Inc. and Nielsen Media Research, Inc., dated as of May 7, 2002.

10.14(24)	Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended).
10.15(14)	Services Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.16(15)	Post-Closing Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.17(16)	Agreement of Reimbursement by and between NetRatings, Inc. and ACNielsen Corporation, dated as of May 7, 2002.
10.18(18)	Agreement of Reimbursement by and between NetRatings, Inc. and VNU, Inc., dated as of May 7, 2002.
10.19(21)	Settlement Agreement by and between NetRatings, Inc. and Jupiter Media Metrix, Inc., dated as of May 7, 2002.
10.20(22)	Intellectual Property Agreement by and between NetRatings, Inc. and Jupiter Media Metrix, Inc., dated as of May 7, 2002.
10.21(23)
Services Agreement, dated as of September 30, 1998, by and between Jupiter Media Metrix, Inc. and The NPD Group, Inc., as amended by Jupiter Media Metrix, Inc., The NPD Group, Inc. and NetRatings, Inc. on May 7, 2002.
10.22(20)	Sub-sublease dated September 13, 2002.
21	Subsidiaries.
23	Consent of Independent Auditors.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated by reference to Exhibit 3.4 to Registrant's Form S-1 Registration Statement (No. 333-87717), which became effective on December 8, 1999 (the "1999 Registration Statement").

(8)
Incorporated by reference to identically numbered exhibit to the 1999 Registration Statement.

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

PART I
PART II
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
PART III
PART IV
SIGNATURES
EXHIBIT INDEX