Form 10-Q
period 2004-03-31
NETRATINGS INC
filed 2004-05-10
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0461990
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

120 West 45th Street New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 703-5900

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

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2004, was 34,301,889.

NETRATINGS, INC. FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,998	$103,221
Short-term investments	87,648	106,818
Accounts receivable, net	10,976	10,141
Due from joint ventures	627	589
Due from related parties	—	458
Prepaid expenses and other current assets	2,726	3,444

Total current assets	211,975	224,671

Property and equipment, net	4,585	3,943
Intangibles, net	17,935	19,089
Goodwill	77,627	66,612
Other assets	1,300	936

Total assets	$313,422	$315,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,706	$3,314
Accrued liabilities	9,335	11,298
Deferred revenue	11,691	10,777
Due to related parties	16,551	12,195
Restructuring liabilities	1,119	1,711

Total current liabilities	41,402	39,295

Restructuring liabilities, less current portion	1,412	1,680

Total liabilities	42,814	40,975

Minority interest	228	222
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 35,659 and 35,442 at March 31, 2004 and December 31, 2003, respectively; outstanding shares: 34,159 and 33,942 at March 31, 2004 and December 31, 2003, respectively	36	35
Additional paid-in capital	421,552	420,172
Deferred compensation and other costs	(5,311)	(7,587)
Accumulated other comprehensive income	697	1,538
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(125,963)	(119,473)

Total stockholders’ equity	270,380	274,054

Total liabilities and stockholders’ equity	$313,422	$315,251

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Revenue	$13,266	$9,021
Cost of revenue	5,904	4,208

Gross profit	7,362	4,813
Operating expenses:
Research and development	3,108	2,123
Sales and marketing	5,235	3,721
General and administrative	3,363	2,226
Restructuring and other expenses (credits)	(525)	—
Amortization of intangibles	1,154	989
Amortization of stock-based compensation	2,276	2,277

Total operating expenses	14,611	11,336

Loss from operations	(7,249)	(6,523)

Equity in earnings (losses) of joint ventures	20	(50)
Interest income, net	781	1,340
Minority interest in net (profit) loss of consolidated subsidiaries	(42)	48

Net loss	$(6,490)	$(5,185)

Basic and diluted net loss per common share	$(0.19)	$(0.15)

Shares used to compute basic and diluted net loss per common share	34,058	33,643

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(2,178)	$(4,531)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,381)	(307)
Purchase of short term investments	(64,088)	(77,736)
Sale of short term investments	83,408	86,664
Acquisitions, net of cash acquired and investments in joint ventures	(10,782)	(365)

Net cash provided by investing activities	7,157	8,256

FINANCING ACTIVITIES
Proceeds from stock issuances	1,380	218

Effect of exchange rate fluctuations	418	674

Net increase in cash and cash equivalents	6,777	4,617
Cash and cash equivalents at beginning of period	103,221	84,569

Cash and cash equivalents at end of period	$109,998	$89,186

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of NetRatings, Inc. (NetRatings or the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings’ annual report on Form 10-K for the fiscal year ended December 31, 2003.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.                                      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(6,490)	$(5,185)
Accumulated translation adjustment	(991)	703
Unrealized gain (loss) on short-term investments	150	(282)

Comprehensive loss	$(7,331)	$(4,764)

3.                                      STOCKHOLDERS’ EQUITY

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss	$(6,490)	$(5,185)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	34,058	33,643

Basic and diluted net loss per common share	$(0.19)	$(0.15)

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

	Three Months Ended March 31,
	2004	2003

Net loss	$(6,490)	$(5,185)
Plus: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,163)	(1,576)

Pro forma net loss	$(7,653)	$(6,761)

Basic and diluted net loss per share	$(0.19)	$(0.15)

Pro forma basic and diluted net loss per share	$(0.22)	$(0.20)

4.                                      GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2004, NetRatings acquired additional shares of Red Sheriff Ltd. and made adjustments to its purchase accounting related to Red Sheriff, resulting in additional goodwill of $11.0 million.  The valuation for Red Sheriff is preliminary, and therefore goodwill and intangible assets recorded in relation to this acquisition are estimates as of March 31, 2004.

Goodwill and other intangible assets, along with their weighted average lives as of March 31, 2004, consisted of the following (in thousands, except average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$6,040	$1,342	$4,698	7
Customer contracts	3,690	2,550	1,140	2
Patents and other	15,682	3,585	12,097	11

Total other intangible assets	$25,412	$7,477	$17,935

Goodwill			$77,627

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2004: $3.8 million; 2005: $2.8 million; 2006 $1.9 million; 2007: $1.9 million; and 2008 $1.9 million.  As of October 1, 2003, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

5.                                      RESTRUCTURING EXPENSES

Restructuring expenses have been established in connection with (i) a restructuring plan approved by management and initiated in the first quarter of 2002 and (ii) acquisitions in 2002 and 2003.  Each of the restructuring plans involved (i) the termination of employees, all of whom have been terminated as of March 31, 2004; (ii) lease termination costs and other costs associated with vacating certain facilities and abandoning certain long-lived assets; and (iii) amounts accrued related to payments for certain products and/or projects which were eliminated as a result of the restructurings.  During the first quarter of 2004, the Company negotiated a new lease for its offices in Milpitas, California which included a release from its obligations for the abandoned portion of the facility.  This resulted in a reversal of restructuring expense of $0.5 million, which is included in restructuring and other expenses (credits) in the accompanying statement of operations.

The following table summarizes activity associated with the restructuring plans during the first quarter of 2004:

	Accrual as of December 31, 2003	Paid Q1 2004	Adjustments in Q1 2004	Accrual as of March 31, 2004

Employee severance benefits	$144	$(104)	$—	$40

Costs incurred due to discontinuation of certain services and other expenses	63	(40)	—	23

Lease commitments and related write-down of property and equipment	3,184	(191)	(525)	2,468

Totals	$3,391	$(335)	$(525)	$2,531

The long term portion of restructuring liabilities relates to idle facility lease commitments.

6.                                      ACQUISITIONS

During the first quarter of 2004, NetRatings increased its equity ownership in Red Sheriff from 58% to 99.9% resulting in additional cash payments of $10.8 million.  Red Sheriff had negative equity when we acquired Red Sheriff in December 2003 and, therefore, NetRatings has consolidated 100% of Red Sheriff’s results of operations from the date of acquisition.

7.                                      INDUSTRY SEGMENT AND FOREIGN OPERATIONS

NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Our geographic regions include the United States (US), Europe (EMEA), and Asia Pacific and Latin America (APLA).  Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.

The following table sets forth operating results for the three months ended March 31:

		2004
	US	EMEA	APLA	Total
		(in thousands) (unaudited)
Revenue	$6,265	$4,661	$2,340	$13,266
Net loss	(3,692)	(2,537)	(261)	(6,490)
Property and equipment	2,431	1,109	1,045	4,585

		2003
	US	EMEA	APLA	Total
		(in thousands) (unaudited)
Revenue	$6,121	$2,736	$164	$9,021
Net loss	(4,425)	(622)	(138)	(5,185)
Property and equipment	2,428	421	—	2,849

8.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-

21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

9.                                      CONTINGENCIES

The Company is involved in certain legal proceedings. Management currently believes that the resolution of these matters will not have a material adverse impact on NetRatings’ results of operations or financial position.  See Legal Proceedings in Part II, Item 1 of this Report.

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

Overview

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of March 31, 2004, we had approximately 1,166 clients.

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

•                  In January 2003, we acquired beneficial ownership of approximately 80% of MMXI Switzerland, a Swiss Internet media and market research company. In April 2003, we acquired beneficial ownership of the remaining 20% of MMXI Switzerland. The total cash paid for MMXI Switzerland was approximately $1.0 million.

•                  In July 2003, we acquired the assets and customer contracts of NetCrawling S.A., the developer and marketer of LemonAd, Europe’s leading online advertising monitoring service. The total cash paid for NetCrawling S.A. was approximately $0.8 million.

•                  In December 2003, we acquired a 58% ownership interest in Red Sheriff Ltd., a global leader in site-centric-based Internet audience measurement for approximately $13.5 million in cash. Subsequently, we purchased additional shares of Red Sheriff and, as of March 31, 2004, we owned approximately 99% of the shares of Red Sheriff. The total cash paid for the additional shares was approximately $10.8 million.

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

We generate revenues primarily from the sale of our Internet media research and market research products and services. Our products and services include both syndicated products and customized products. We sell a significant majority of our syndicated products and services on an annual subscription basis and bill these clients in advance, typically on an annual or quarterly basis. We recognize revenue from the sale of our syndicated products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. Revenue from customized products and services is recognized in the period in which the product or service is provided. Therefore, a significant portion of revenue recognized in any period results from the amortization of deferred revenue balances. We also derive a portion of our revenue from royalty payments from our joint venture partners, including our joint venture in Italy through which we offer our SiteCensus service in Italy.

We have a limited operating history upon which investors may evaluate our business prospects. We have incurred net losses since our inception, and as of March 31, 2004, our accumulated deficit was $126 million. We expect to continue to invest in enhancing our products and service offerings, including investment in our MegaPanel service. As a result, we expect to continue to incur net losses for the foreseeable future.

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

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We sell a significant majority of our products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of these subscription products and services ratably over the term of the subscription agreement. Prepaid subscription fees are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

Bad Debt

We manage credit risk on accounts receivable by performing ongoing credit evaluations of our customers, reviewing our accounts and contracts and by providing appropriate allowances for uncollectible amounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make contractually required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances are based on management’s judgment which considers historical experience and specific knowledge of accounts that may not be collectible.

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

Goodwill and Intangible Assets

We recorded goodwill and intangible assets during 2004, 2003 and 2002 in connection with our acquisitions. Valuation of those assets was determined through the use of independent appraisals (excluding the Red Sheriff acquisition). Those intangible assets not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 1 to 13 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. We performed our annual evaluation of goodwill and intangibles as of October 1, 2003 and no impairment was indicated. We will reassess the carrying value of goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Investments

We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus. These entities are non-publicly traded companies whose value is difficult to determine. For those investments accounted for based on the cost method, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. We have written off all cost method investments. For those investments accounted for based on the equity method, we reduce or increase our investment in accordance with our equity in each joint venture’s loss or income, respectively, and record a corresponding loss or income on joint ventures in our statement of operations. The equity basis is adjusted for any additional capital contributions or commitments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and such amounts that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three months indicated:

	Three months ended March 31,
	2004	2003

Revenue	100%	100%
Cost of revenue	45%	47%
Gross profit	55%	53%
Operating expenses:
Research and development	23%	24%
Sales and marketing	39%	41%
General and administrative	25%	25%
Restructuring and other expenses (credits)	(4)%	—
Amortization of intangibles	9%	10%
Stock-based compensation	17%	25%
Total operating expenses	109%	125%
Loss from operations	(54)%	(72)%
Equity in earnings (losses) of joint ventures	0%	(1)%
Interest income, net	6%	15%
Minority interest in net loss of consolidated subsidiaries	0%	1%
Net loss	(48)%	(57)%

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements and bill our customers in advance, usually on an annual or quarterly basis. We also derive a portion of our revenue from our customized products and services and from joint venture partners.

Revenue increased 47% to $13.3 million for the three month period ended March 31, 2004, compared to $9.0 million for the corresponding period in 2003.  The increase in revenue was primarily due to (i) the acquisitions in 2003 for which we have recorded revenue from their acquisition dates; (ii) the impact of foreign exchange rates relating to our international revenues; (iii) improved renewal rates and increased contract renewal amounts; and (iv) an increase in the number of clients subscribing to our products and services since the first quarter of 2003.

As of March 31, 2004, 1,166 customers worldwide subscribed to our products and services. Our global contract renewal rate was 76% for the first quarter of 2004 (excluding Red Sheriff customers), compared with a 72% renewal rate for the first quarter of 2003. Our global average sales price was $46,000 for the first quarter of 2004, compared with $63,000 for the first quarter of 2003. The average sales price decreased due to the acquisition of Red Sheriff’s customer contracts, which typically have a lower average selling price.  During the three month period ended March 31, 2004, no customer accounted for more than 10% of our revenue.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to the recruitment, maintenance and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to our data centers. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized as the data is provided over the term of the customer’s subscription agreement, as well as the royalty fees associated with certain data partnering agreements.

Cost of revenue increased 40% to $5.9 million, or 45% of revenue, for the three month period ended March 31, 2004 from $4.2 million, or 47% of revenue, for the three month period ended March 31, 2003. The increase in cost of revenue was due to (i) the acquisitions in 2003 for which we have incurred cost of revenue expense from their acquisition dates and (ii) the impact of foreign exchange rates relating to our international operations.

Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses increased 46% to $3.1 million, or 23% of revenue, for the three month period ended March 31, 2004 from $2.1 million, or 24% of revenue, for the comparable period in 2003. The increase in research and development expenses was primarily due to (i) increased research and development personnel and associated payroll expenses resulting from our acquisitions in 2003; (ii)  additional engineering and research and development personnel to our Megapanel and WebIntercept products; and (iii) the impact of foreign exchange rates relating to our international operations.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 41% to $5.2 million, or 39% of revenue, for the three month period ended March 31, 2004 from $3.7 million, or 41% of revenue, for the comparable period in 2003. The increase in sales and marketing expenses was primarily related to (i) an increase in salary-related and travel expenses as a result of additional employees from our 2003 acquisitions; (ii) the impact of foreign exchange rates relating to our international operations; and (iii) an increase in bonus and commission expenses due to higher contract sales in the first quarter of 2004 compared to the corresponding period in 2003.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 51% to $3.4 million, or 25% of revenue, for the three month period ended March 31, 2004 from $2.2 million, or 25% of revenue, for the comparable period in 2003.  The increase in general and administrative expenses was primarily due to (i) higher payroll, travel and related expenses resulting from the acquisitions completed during 2003; (ii) the impact of foreign exchange rates relating to our international operations; and (iii) higher legal expenses resulting from legal actions initiated in 2003.

Restructuring and Other Expenses (Credits).  During the first quarter of 2004, the Company negotiated a new lease for its offices in Milpitas, California which included a release from its obligations for the abandoned portion of the facility.  This resulted in a reversal of restructuring expense of $0.5 million, which is included in restructuring and other expenses (credits) in the accompanying statement of operations.

Amortization of Intangibles.  Amortization of intangible expenses increased 17% to $1.2 million, or 9% of revenue, for the three month period ended March 31, 2004 from $1.0 million, or 10% of revenue, for the comparable period in 2003.  The increase was primarily due to the amortization of specifically identified intangibles associated with the acquisition of Red Sheriff Ltd. in the fourth quarter of 2003.

Amortization of Stock-based Compensation.  Stock-based compensation represents amortization of deferred service costs related to stock warrants which Nielsen Media Research exercised in December 1999.  Amortization of stock-based compensation expenses were $2.3 million, or 17% and 25% of revenue, for the three month periods ended March 31, 2004 and 2003, respectively. The decrease as a percentage of revenue was due to the scheduled amortization of our stock-based compensation costs.

Equity in Earnings (Losses) of Joint Ventures.  For the three month period ended March 31, 2004, equity in earnings from joint ventures was $20,000, or 0.2% of revenue. Equity in losses from joint ventures was $50,000, or 0.6% of revenue, for the corresponding period in 2003. The variance was primarily due to our increased ownership in Mediametrie and NetRatings Japan in 2003, which resulted in their gains and losses being reported in our consolidated results rather than in equity in earnings (losses) of joint ventures.   Additionally, through the acquisition of Red Sheriff in December of 2003, the Company obtained a joint venture interest in an Italian company that provided $33,000 of income in this quarter.  As a result of the losses incurred by Ibope, the Company’s balance in its investment in Ibope is zero at March 31, 2004.

Interest Income, Net.  Interest income, net, decreased 42% to $0.8 million for the three month period ended March 31, 2004 from $1.3 million for the comparable period in 2003. The decrease in interest income was due to an overall reduction in cash and cash equivalents as compared with the beginning of 2003 as a result of acquisitions and funding of the operations of the Company during 2003.  The decrease also reflects a reduction of interest rates in the first quarter of 2004 when compared to the corresponding period in 2003. We anticipate interest income to remain at its current level or lower as the current market conditions prevail and we use cash to fund our operations and strategic investments.

Minority Interest.  During the three months ended March 31, 2004, we held majority interests in Red Sheriff, NetRatings Japan and Mediametrie.  Red Sheriff had a negative equity balance on the date the Company acquired majority control of Red Sheriff and, therefore, the Company recognized 100% of the loss of Red Sheriff in the first quarter of 2004.  As a result of the losses incurred by NetRatings Japan since May 2002, the Company’s minority interest in NetRatings Japan was zero at December 31, 2003.  Therefore, the Company recognized 100% of the loss of NetRatings Japan in the first quarter of 2004.  Minority interest in the first quarter of 2004 represents the minority share of the first quarter profit in Mediametrie.  Minority interest for the corresponding period in 2003 was $48,000, representing the minority interest in the net losses of NetValue and Switzerland.

Operating Loss and Net Loss.  Operating loss increased 11% to $7.2 million, or 54% of revenue, for the three months ended March 31, 2004 from $6.5 million, or 72% of revenue, for the three months ended March 31, 2003. For the three months ended March 31, 2004, our net loss increased to $6.5 million, or $0.19 per share, on approximately 34.1 million weighted average shares outstanding, as compared with a net loss of $5.2 million, or $0.15 per share, on approximately 33.6 million weighted average shares outstanding, for the three months ended March 31, 2003. The increase in operating and net loss was primarily due to (i) increased cost of revenue and operating expenses primarily due to our acquisitions in 2003; (ii) higher amortization of intangibles; and (iii) lower interest income.  These were offset by: (i) an increase in overall revenues and (ii) a reversal of restructuring expenses.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

As of March 31, 2004, the Company’s cash and cash equivalents and short-term investments totaled $197.6 million. Cash used in operating activities was $2.2 million for the three month period ended March 31, 2004, due to our net loss of $6.5 million and cash used in working capital changes of $0.1 million, which was partially offset by non-cash charges of $4.2 million. The non-cash expenses include $2.3 million for amortization of stock-based compensation, $1.2 million for amortization of intangible assets and $0.7 million for depreciation.  Cash used in operating activities totaled $4.5 million for the three month period ended March 31, 2003, due to our net loss of $5.2 million and cash used in working capital changes of $3.1 million, which was partially offset by non-cash charges of $3.8 million. The non-cash expenses included $2.3 million for amortization of stock-based compensation, $1.0 million for amortization of intangible assets and $0.5 million for depreciation. We will continue to use cash to fund our operations.

Net cash provided by investing activities for the three month period ended March 31, 2004 was $7.1 million. This amount reflects net sales of our short-term investments of $19.3 million, which was partially offset by the acquisition of property and equipment of $1.4 million and cash paid for acquisitions of $10.8 million. During the corresponding period in 2003, net cash provided by investing activities was $8.2 million. Net sales of marketable securities and other investments during the period, net of proceeds and maturities, were $8.9 million, which was partially offset by cash paid for acquisitions, net of cash acquired, of $0.4 million and by acquisition of fixed assets of $0.3 million. We had no material capital expenditure commitments at March 31, 2004 and anticipate that capital expenditure spending in 2004 will approximate the 2003 level of spending. We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations and potential strategic investments.

Net cash provided by financing activities totaled $1.4 million for the three month period ended March 31, 2004, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan. Net cash provided by financing activities was $0.2 million for the corresponding three month period ended March 31, 2003, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.

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

We believe that our existing balances of cash and cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. If we choose to seek additional financing, however, we cannot be certain that it will be available when required, on favorable terms, or at all. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $38.9 million for the year ended December 31, 2002, $25.1 million for the year ended December 31, 2003 and $6.5 million for the quarter ended March 31, 2004. As of March 31, 2004, our accumulated deficit was $126 million. We intend to continue to make significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT

We were incorporated in July 1997 and did not start generating revenue until the quarter ended September 30, 1998. We introduced our NetView service in the quarter ended September 30, 1999. Many of our other products and services were first offered by us during 2002 and 2003. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

•                  the risk that a competing company’s Internet audience measurement service will become the accepted standard in the marketplace;

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

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH AND ACNIELSEN FOR VARIOUS SERVICES RELATED TO OUR DOMESTIC AND INTERNATIONAL OPERATIONS

The data for our NetView service is collected from randomly-selected panels of Internet users. Our NetView Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. In addition, ACNielsen has granted us a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide us with the services of certain dedicated marketing and panel management personnel who are employed by

ACNielsen, as well as specific back office services. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen or our other business partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

We have recently moved the servers on which we collect our panel members’ data from our leased facilities in San Jose, California to Nielsen Media Research’s facilities in Oldsmar, Florida. We currently do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of Nielsen Media Research’s computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at Nielsen Media Research’s computer facility could result in interruptions in the flow of data to our servers. In addition, any failure by Nielsen Media Research’s computer to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data from Nielsen Media Research, or if Nielsen Media Research should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

We intend to develop back-up systems outside of Nielsen Media Research’s facilities in Oldsmar, Florida. However, as we replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to increase our internal controls and hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers may also increase premiums, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, may increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of stock options we grant to our employees, which may affect our ability to recruit or retain key employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, we had cash and cash equivalents and short-term investments of $197.6 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of March 31, 2004, our investments had a weighted-average time to maturity of approximately 188 days.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases, including our case, have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants. We believe that the remaining claims against us and our former directors are without merit and intend to defend them vigorously. The issuer defendants and the plaintiffs have been engaged in settlement negotiations and it is possible that the issuer defendants and the plaintiffs will reach a settlement. However, there can be no assurance that a settlement will be reached in this matter. Our management currently believes that the resolution of this matter will not have a material adverse impact on our financial position. However, an adverse outcome could materially affect our results of operations, cash flows and financial position.

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

(b)                                  Reports on Form 8-K

On February 26, 2004, we furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company’s financial results for the fourth quarter and year ended December 31, 2003.  Subsequent to the end of the first quarter of 2004, on May 6, 2004, we furnished a report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company’s financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director