Form 10-Q
period 2004-06-30
NETRATINGS INC
filed 2004-08-09
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0461990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 West 45th Street, 35th Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2004, was 34,775,628.

NETRATINGS, INC. FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$81,886	$103,221
Short-term investments	111,288	106,818
Accounts receivable, net	12,455	10,141
Due from joint ventures	875	589
Due from related parties	—	458
Prepaid expenses and other current assets	5,342	3,444

Total current assets	211,846	224,671

Property and equipment, net	5,062	3,943
Intangibles, net	17,002	19,089
Goodwill	77,556	66,612
Other assets	1,205	936

Total assets	$312,671	$315,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,649	$3,314
Accrued liabilities	8,450	11,298
Deferred revenue	12,856	10,777
Due to related parties	11,053	12,195
Restructuring liabilities	984	1,711

Total current liabilities	36,992	39,295

Restructuring liabilities, less current portion	1,285	1,680

Total liabilities	38,277	40,975

Minority interest	286	222
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 36,218 and 35,442 at June 30, 2004 and December 31, 2003, respectively; outstanding shares: 34,718 and 33,942 at June 30, 2004 and December 31, 2003, respectively	36	35
Additional paid-in capital	426,820	420,172
Deferred compensation and other costs	(3,035)	(7,587)
Accumulated other comprehensive income	1,153	1,538
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(130,235)	(119,473)

Total stockholders’ equity	274,108	274,054

Total liabilities and stockholders’ equity	$312,671	$315,251

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$14,473	$10,201	$27,739	$19,222
Cost of revenue	6,033	5,191	11,937	9,399

Gross profit	8,440	5,010	15,802	9,823
Operating expenses:
Research and development	3,197	2,480	6,305	4,603
Sales and marketing	5,991	4,260	11,226	7,981
General and administrative	2,660	2,423	6,023	4,649
Restructuring expenses	—	—	(525)	—
Litigation settlement recovery	(1,800)	—	(1,800)	—
Amortization of intangibles	933	970	2,087	1,959
Amortization of stock-based compensation	2,276	2,276	4,552	4,553

Total operating expenses	13,257	12,409	27,868	23,745

Loss from operations	(4,817)	(7,399)	(12,066)	(13,922)

Equity in earnings (losses) of joint ventures	18	1	38	(49)
Interest income, net	585	1,169	1,366	2,509
Minority interest in net (profit) loss of consolidated subsidiaries	(58)	96	(100)	144

Net loss	$(4,272)	$(6,133)	$(10,762)	$(11,318)

Basic and diluted net loss per common share	$(0.12)	$(0.18)	$(0.31)	$(0.34)

Shares used to compute basic and diluted net loss per common share	34,416	33,728	34,234	33,685

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(8,453)	$(7,917)

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,597)	(1,366)
Purchase of short term investments	(117,971)	(163,201)
Sale of short term investments	112,707	190,178
Acquisitions, net of cash acquired and investments in joint ventures	(10,816)	(787)

Net cash (used in) provided by investing activities	(18,677)	24,824

FINANCING ACTIVITIES
Proceeds from stock issuances	6,650	461

Effect of exchange rate fluctuations	(855)	2,539

Net (decrease) increase in cash and cash equivalents	(21,335)	19,907
Cash and cash equivalents at beginning of period	103,221	84,569

Cash and cash equivalents at end of period	$81,886	$104,476

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.                                      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(4,272)	$(6,133)	$(10,762)	$(11,318)
Accumulated translation adjustment	1,400	768	408	1,470
Unrealized loss on short-term investments	(944)	(383)	(794)	(665)

Comprehensive loss	$(3,816)	$(5,748)	$(11,148)	$(10,513)

3.                                      STOCKHOLDERS’ EQUITY

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(4,272)	$(6,133)	$(10,762)	$(11,318)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,450)	(1,800)	(3,597)	(3,376)

Pro forma net loss	$(6,722)	$(7,933)	$(14,359)	$(14,694)

Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.31)	$(0.34)

Pro forma basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.42)	$(0.44)

4.                                      GOODWILL AND INTANGIBLE ASSETS

During the first half of 2004, NetRatings acquired additional shares of Red Sheriff Ltd. and made adjustments to its purchase accounting related to Red Sheriff, resulting in additional goodwill of approximately $11.0 million.  Additionally, during the second quarter of 2004, NetRatings finalized the purchase price allocation related to its 2003 acquisition of MMXI Switzerland and its increased ownership in NetRatings Japan, resulting in a net adjustment to goodwill of approximately $0.1 million.  The valuation of Red Sheriff is preliminary, and therefore goodwill and intangible assets recorded in relation to this acquisition are estimates as of June 30, 2004.

Goodwill and other intangible assets, along with their weighted average lives as of June 30, 2004, consisted of the following (in thousands, except average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$6,040	$1,557	$4,483	7
Customer contracts	3,690	2,791	899	2
Patents and other	15,682	4,062	11,620	11

Total other intangible assets	$25,412	$8,410	$17,002

Goodwill			$77,566

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2004 - $3.8 million; 2005 - $2.8 million; 2006 - $1.9 million; 2007 - $1.9 million; and 2008 - $1.9 million.  As of October 1, 2003, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

5.                                      RESTRUCTURING EXPENSES

Restructuring expenses have been established in connection with (i) a restructuring plan approved by management and initiated in the first quarter of 2002 and (ii) acquisitions in 2002 and 2003.  Each of the restructuring plans involved (i) the termination of employees, all of whom were terminated as of March 31, 2004; (ii) lease termination costs and other costs associated with vacating certain facilities and abandoning certain long-lived assets; and (iii) amounts accrued related to payments for certain products and/or projects which were eliminated as a result of the restructurings.

During the first quarter of 2004, the Company negotiated a new lease for its offices in Milpitas, California, which included a release from its obligations for the abandoned portion of the facility.  This resulted in a reversal of restructuring expense of $525,000, which is included in restructuring expenses in the accompanying statement of operations.

In finalizing the purchase price allocations of the acquisitions completed in the second quarter of 2003, the Company adjusted its restructuring liabilities based on the latest available information.  These adjustments, totaling $42,000, include decreases in severance related liabilities that will not be paid and adjustments to estimates relating to idle facility lease commitments, all of which were adjusted to goodwill.

The following table summarizes activity associated with the restructuring plans during the first half of 2004:

	Accrual as of December 31, 2003	Paid through June 30, 2004	Adjustments in Q2 2004	Accrual as of June 30, 2004

Employee severance benefits	$144	$(131)	$(10)	$3

Costs incurred due to discontinuation of certain services and other expenses	63	(63)	—	0

Lease commitments and related write-down of property and equipment	3,184	(361)	(557)	2,266

Totals	$3,391	$(555)	$(567)	$2,269

6.                                      LITIGATION SETTLEMENT RECOVERY

During the fourth quarter of 2002, NetRatings expensed costs related to the settlement in 2002 of the patent litigation initiated against the Company by Jupiter Media Metrix, Inc.  In the second quarter of 2004, NetRatings received, net of legal fees, $1.8 million from the Company’s insurance company in reimbursement for these expenses.

7.                                      ACQUISITIONS

During the first half of 2004, NetRatings increased its equity ownership in Red Sheriff from 58% to 100%, resulting in additional cash payments of approximately $10.8 million.  Red Sheriff had a negative equity balance when it was acquired by the Company in December 2003 and, therefore, NetRatings has consolidated 100% of Red Sheriff’s results of operations from the date of its initial acquisition in December 2003.

8.                                      INDUSTRY SEGMENT AND FOREIGN OPERATIONS

NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Our geographic regions include the United States (US), Europe, Middle East and Africa (EMEA), and Asia Pacific and Latin America (APLA).  Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.

The following table sets forth operating results, including allocation of expenses, for the three and six months indicated:

	Three months ended June 30, 2004 *				Six months ended June 30, 2004 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$6,648	$4,829	$2,996	$14,473	$12,913	$9,493	$5,333	$27,739
Net loss	(1,909)	(2,208)	(155)	(4,272)	(5,601)	(4,755)	(406)	(10,762)
Property and equipment *	2,395	1,532	1,135	5,062	2,395	1,532	1,135	5,062

	Three months ended June 30, 2003 *				Six months ended June 30, 2003 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$6,545	$2,878	$778	$10,201	$12,666	$5,614	$942	$19,222
Net loss	(3,834)	(2,081)	(218)	(6,133)	(8,257)	(2,703)	(358)	(11,318)
Property and equipment *	2,119	1,688	—	3,787	2,119	1,668	—	3,787

* The amounts indicated for property and equipment are as of June 30, 2004 and 2003, respectively.

9.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. NetRatings adopted SAB 104 effective January 1, 2004. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

10.                               CONTINGENCIES

The Company is involved in certain legal proceedings. See Legal Proceedings in Part II, Item 1 of this Report. Management currently believes that the resolution of these matters will not have a material adverse impact on NetRatings’ financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Overview

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of June 30, 2004, we had 1,257 clients.

Prior to 2002, we were solely focused on selling our NetView product. Beginning in the first half of 2002, we began to explore ways to expand our portfolio of products and services in the United States and abroad. At that time, we believed that with the (i) increase in advertiser support for the Internet, (ii) continued proliferation of Internet broadband connections and (iii) expanding impact of online commerce, companies would require a wide variety of media and market research data. In order to provide the most comprehensive product portfolio to address the marketplace needs, we have focused both on investing in new products and exploring strategic acquisitions in the United States and abroad.

In early 2002 we began to focus on strategic acquisitions to enhance our product portfolio and to accelerate our growth in international markets. These acquisitions included the following:

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

•                  In December 2003, we acquired a 58% ownership interest in Red Sheriff Ltd., a global leader in site-centric-based Internet audience measurement for approximately $13.5 million in cash. Subsequently, we purchased additional shares of Red Sheriff and, as of June 30, 2004, we owned 100% of the shares of Red Sheriff. The total cash paid for the additional shares was approximately $10.8 million.

Since the beginning of 2003, as a result of internal product development, we introduced a number of significant new products and services that address specific marketplace needs. These new products and services include MegaPanel, WebIntercept, Homescan Online and SiteCensus. These products and services greatly expand our market research capabilities, and these products and services will be important to our performance in 2004 and beyond.

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

We currently offer our products and services in the United States and in many countries throughout Europe, Asia Pacific and Latin America. In France, Japan and Latin America, we have historically offered our NetView service through joint ventures with leading local market research and information services companies. In April 2003, we increased our ownership interest in NetRatings Japan, our Japanese joint venture, from approximately 49% to approximately 58%. The total amount paid for the additional equity in NetRatings Japan was approximately $1.1 million. In July 2004, NetRatings Japan sold a small ownership interest in NetRatings Japan to an affiliate of Dentsu.com and, as a result, our ownership interest decreased to approximately 56.5%.  The remaining ownership interest is held by TransCosmos and other investors. In November 2003, we increased our ownership interest in Mediametrie NetRatings, our French joint venture, from approximately 50% to approximately 66% in exchange for the fair value of customer contracts assigned to Mediametrie NetRatings in 2003 and 2002. The remaining ownership interest is held by Mediametrie. We used the equity method to account for these joint ventures until we obtained majority ownership of them in 2003, after which time we began to consolidate the financial results of both Mediametrie NetRatings and NetRatings Japan. As of June 30, 2004, we held a 49% ownership interest in Ibope eRatings.com, our Latin American joint venture, and the remaining ownership interest was held by Ibope. NetRatings uses the equity method to account for its investment in Ibope eRatings.com. In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service.

We generate revenues primarily from the sale of our Internet media research and market research products and services. Our products and services include both syndicated products and customized products.  We sell a significant majority of our syndicated products and services on an annual subscription basis and bill these clients in advance, typically on an annual or quarterly basis. We recognize revenue from the sale of our syndicated products and services ratably over the term of the subscription agreement. Subscription fees invoiced are recorded as deferred revenue until earned. Revenue from customized products and services is recognized in the period in which the product or service is provided. Therefore, a significant portion of revenue recognized in any period results from the amortization of deferred revenue balances. We also derive a portion of our revenue from royalty payments from our joint venture partners, including our joint venture in Italy through which we offer our SiteCensus service in Italy.

We have a limited operating history upon which investors may evaluate our business prospects. We have incurred net losses since our inception, and as of June 30, 2004, our accumulated deficit was $130.2 million. We expect to continue to invest in enhancing our products and service offerings.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, financing operations, contingencies and litigation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We sell a significant majority of our products and services pursuant to one-year subscription agreements and bill our customers in advance, typically on a quarterly or annual basis. We recognize revenue from the sale of these subscription products and services ratably over the term of the subscription agreement. Subscription fees invoiced are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three months and six months indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenue	100%	100%	100%	100%
Cost of revenue	42%	51%	43%	49%
Gross profit	58%	49%	57%	51%
Operating expenses:
Research and development	22%	24%	23%	24%
Sales and marketing	41%	42%	40%	42%
General and administrative	18%	24%	22%	24%
Restructuring expenses	—	—	(2)%	—
Litigation settlement recovery	(12)%	—	(6)%	—
Amortization of intangibles	6%	10%	8%	10%
Stock-based compensation	16%	22%	16%	24%
Total operating expenses	91%	122%	101%	124%
Loss from operations	(33)%	(73)%	(44)%	(73)%
Equity in earnings (losses) of joint ventures	—	—	—	—
Interest income, net	4%	11%	5%	13%
Minority interest in net loss of consolidated subsidiaries	—	1%	—	1%
Net loss	(29)%	(61)%	(39)%	(59)%

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements and bill our customers in advance, usually on an annual or quarterly basis. We also derive a portion of our revenue from our customized products and services and from joint venture partners.

As of June 30, 2004, 1,257 customers worldwide subscribed to our products and services. Our global contract renewal rate was 76% for the second quarter of 2004, compared with a 72% renewal rate for the second quarter of 2003. Our global average sales price was $45,000 for the second quarter of 2004, compared with $62,000 for the second quarter of 2003. The average sales price decreased due to the acquisition of Red Sheriff’s customer contracts, which typically have a lower average selling price.  During the three and six month periods ended June 30, 2004, no customer accounted for more than 10% of our revenue.

Revenue increased 42% to $14.5 million for the three month period ended June 30, 2004, compared to $10.2 million for the corresponding period in 2003. The increase in revenue was primarily due to (i) the acquisitions completed during 2003 for which we have recorded revenue from their acquisition dates and (ii) improved renewal rates and average selling prices after the second quarter of 2003.

Revenue increased 44% to $27.7 million for the six month period ended June 30, 2004, compared to $19.2 million for the corresponding period in 2003. The increase in revenue was primarily due to (i) the acquisitions completed during 2003 for which we have recorded revenue from their acquisition dates; (ii) the impact of foreign exchange rates relating to our international revenues; and (iii) improved renewal rates and average selling prices after the second quarter of 2003.

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

Cost of revenue increased 16% to $6.0 million, or 42% of revenue, for the three month period ended June 30, 2004 from $5.2 million, or 51% of revenue, for the three month period ended June 30, 2003.  Cost of revenue increased 27% to $11.9 million, or 43% of revenue, for the six month period ended June 30, 2004 from $9.4 million, or 49% of revenue, for the six month period ended June 30, 2003. The increase in cost of revenue for both periods was due to (i) the acquisitions in 2003 for which we have incurred cost of revenue expense from their acquisition dates and (ii) recruitment and panel costs related to the launch of our MegaPanel service in the United States.  These increases were partially offset by savings in our home and work panel and @plan panel costs.

 Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses increased 29% to $3.2 million, or 22% of revenue, for the three month period ended June 30, 2004 from $2.5 million, or 24% of revenue, for the comparable period in 2003. Research and development expenses increased 37% to $6.3 million, or 23% of revenue, for the six month period ended June 30, 2004 from $4.6 million, or 24% of revenue, for the comparable period in 2003.  The increase in research and development expenses for both periods was primarily due to (i) increased research and development personnel and associated payroll expenses resulting from our acquisitions in 2003 and (ii) additional engineering and research and development personnel related to our MegaPanel product.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 41% to $6.0 million, or 41% of revenue, for the three month period ended June 30, 2004 from $4.3 million, or 42% of revenue, for the comparable period in 2003.  Sales and marketing expenses increased 41% to $11.2 million, or 40% of revenue, for the six month period ended June 30, 2004 from $8.0 million, or 42% of revenue, for the comparable period in 2003. The increase in sales and marketing expenses for both periods was primarily related to (i) an increase in salary-related and travel expenses as a result of additional employees from our acquisitions in 2003 and (ii) additional personnel in our analytics area related to the launch of our MegaPanel service.

 General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 10% to $2.7 million, or 18% of revenue, for the three month period ended June 30, 2004 from $2.4 million, or 24% of revenue, for the comparable period in 2003.  The increase in general and administrative expenses was primarily due to (i) higher expenses resulting from the acquisitions completed during 2003 and (ii) the impact of foreign exchange rates relating to our international operations; partially offset by payroll savings in our international operations and information technology area.

General and administrative expenses increased 30% to $6.0 million, or 22% of revenue, for the six month period ended June 30, 2004 from $4.6 million, or 24% of revenue, for the comparable period in 2003.  The increase in general and administrative expenses was primarily due to (i) higher expenses resulting from the acquisitions completed during 2003, (ii) the impact of foreign exchange rates relating to our international operations and (iii) higher legal expenses resulting from legal actions initiated in 2003.

Restructuring Expenses.  During the first quarter of 2004, the Company negotiated a new lease for its offices in Milpitas, California which included a release from its obligations for the abandoned portion of the facility, resulting in a reversal of restructuring expense of $525,000.

Litigation Settlement Recovery.  During the fourth quarter of 2002, NetRatings expensed costs related to the settlement in 2002 of the patent litigation initiated against the Company by Jupiter Media Metrix, Inc.  In the second quarter of 2004, NetRatings received, net of legal fees, $1.8 million from the Company’s insurance company in reimbursement for these expenses.

Amortization of Intangibles.  Amortization of intangible expenses decreased 4% to $0.9 million, or 6% of revenue, for the three month period ended June, 2004 from $1.0 million, or 10% of revenue, for the comparable period in 2003.  The decrease was primarily due to some assets reaching their final amortization period.  The decrease was partially offset by additional amortization related to specifically identified intangibles associated with the acquisition of Red Sheriff in the fourth quarter of 2003.

Amortization of intangible expenses increased 6% to $2.1 million, or 8% of revenue, for the six month period ended June 30, 2004 from $2.0 million, or 10% of revenue, for the comparable period in 2003.  The increase was primarily due to additional amortization related to specifically identified intangibles associated with the acquisition of Red Sheriff in the fourth quarter of 2003.  The increase was partially offset by some assets related to 2002 acquisitions reaching their final amortization period in the second quarter of 2004.

Amortization of Stock-based Compensation.  Stock-based compensation represents amortization of deferred service costs related to stock warrants which Nielsen Media Research exercised in December 1999.  Amortization of stock-based compensation expenses were $2.3 million, or 16% and 22% of revenue, for the three month periods ended June 30, 2004 and 2003, respectively, and $4.6 million, or 16% and 24% of revenue, for the six month periods ended June 30, 2004 and 2003, respectively.

Equity in Earnings (Losses) of Joint Ventures.  For the three month periods ended June 30, 2004 and 2003, equity in earnings from joint ventures was $18,000 and $1,000, respectively.  The variance was primarily due to our increased ownership in Mediametrie and NetRatings Japan in 2003, which resulted in their gains and losses being reported in our consolidated results rather than in equity in earnings (losses) of joint ventures.   Additionally, through the acquisition of Red Sheriff in December of 2003, the Company obtained a joint venture interest in an Italian company that provided $18,000 of income in the second quarter.  As a result of the losses incurred by Ibope, the Company’s balance in its investment in Ibope was zero at March 31, 2004, therefore no losses were recorded in the second quarter of 2004.

For the six month period ended June 30, 2004, equity in earnings from joint ventures was $38,000. Equity in losses from joint ventures was $49,000 for the corresponding period in 2003.   The variance was primarily due to our increased ownership in Mediametrie and NetRatings Japan in 2003, which resulted in their gains and losses being reported in our consolidated results rather than in equity in earnings (losses) of joint ventures.  Additionally, through the acquisition of Red Sheriff in December of 2003, the Company obtained a joint venture interest in an Italian company that provided $51,000 of income in the first half of 2004.

Interest Income, Net.  Interest income, net, decreased 50% to $0.6 million for the three month period ended June 30, 2004 from $1.2 million for the comparable period in 2003.  Interest income, net, decreased 44% to $1.4 million for the six month period ended June 30, 2004 from $2.5 million for the comparable period in 2003.  The decrease in interest income was due to an overall reduction in cash and cash equivalents as compared with the beginning of 2003 as a result of acquisitions and funding of the operations of the Company during 2003 and 2004.  We anticipate interest income to remain at its current level or lower as the current market conditions prevail and we use cash to fund our operations and strategic investments.

Minority Interest.  Minority interest was $(58,000) and $(100,000) for the three and six months ended June 30, 2004, respectively, representing the minority share of the quarterly profits of Mediametrie.  During the six months ended June 30, 2004, we held majority interests in Red Sheriff, NetRatings Japan and Mediametrie.  Red Sheriff had a negative equity balance on the date the Company acquired majority control of Red Sheriff and, therefore, the Company recognized 100% of the loss of Red Sheriff during the first half of 2004.  As a result of the losses incurred by NetRatings Japan since May 2002, the Company’s minority interest in NetRatings Japan was zero at December 31, 2003.  Therefore, the Company recognized 100% of the loss of NetRatings Japan in the first half of 2004.  Minority interest for the three and six months ended June 30, 2003 was $96,000 and $144,000, respectively, representing the minority interest in the net losses of NetValue and Switzerland.

Operating Loss and Net Loss.  Operating loss decreased 35% to $4.8 million, or 33% of revenue, for the three months ended June 30, 2004 from $7.4 million, or 73% of revenue, for the three months ended June 30, 2003. For the three months ended June 30, 2004, our net loss decreased to $4.3 million, or $0.12 per share, on approximately 34.4 million weighted average shares outstanding, as compared with a net loss of $6.1 million, or $0.18 per share, on approximately 33.7 million weighted average shares outstanding, for the three months ended June 30, 2003. The decreases in operating and net loss were primarily due to (i) increased revenue from our acquisitions in 2003; (ii) decreased cost of revenue related to our home and work panel and @plan costs; and (iii) the litigation settlement recovery.  These improvements to operating and net loss were partially offset by (i) increases in cost of revenue and operating expenses primarily due to our acquisitions in 2003 and (ii) lower interest income.

Operating loss decreased 13% to $12.1 million, or 44% of revenue, for the six months ended June 30, 2004 from $13.9 million, or 73% of revenue, for the six months ended June 30, 2003. For the six months ended June 30, 2004, our net loss decreased to $10.8 million, or $0.31 per share, on approximately 34.2 million weighted average shares outstanding, as compared with a net loss of $11.3 million, or $0.34 per share, on approximately 33.7 million weighted average shares outstanding, for the six months ended June 30, 2003. The decreases in operating and net loss were primarily due to (i) increased revenue from our acquisitions in 2003; (ii) decreased cost of revenue related to our home and work panel and @plan costs; (iii) reversal of restructuring expenses; and (iv) the litigation settlement recovery.  These improvements to operating and net loss were partially offset by (i) increases in cost of revenue and operating expenses primarily due to our acquisitions in 2003 and (ii) lower interest income.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

As of June 30, 2004, the Company’s cash and cash equivalents and short-term investments totaled $193.2 million. Cash used in operating activities was $8.5 million for the six month period ended June 30, 2004, due to our net loss of $10.8 million and cash used in working capital changes of $6.0 million, which was partially offset by non-cash charges of $8.3 million. The net loss included a $1.8 million litigation settlement recovery, all of which was received in the second quarter of 2004.  The non-cash expenses include $4.6 million for amortization of stock-based compensation, $2.1 million for amortization of intangible assets, $1.5 million for depreciation and $0.1 million in other non-cash expenses.  Cash used in operating activities totaled $7.9 million for the six month period ended June 30, 2003, due to our net loss of $11.3 million and cash used in working capital changes of $4.2 million, which was partially offset by non-cash charges of $7.6 million. The non-cash expenses included $4.6 million for amortization of stock-based compensation, $2.0 million for amortization of intangible assets and $1.0 million for depreciation. We will continue to use cash to fund our operations.

Net cash used in investing activities for the six month period ended June 30, 2004 was $18.7 million. This amount reflects net purchase of our short-term investments of $5.3 million, the acquisition of property and equipment of $2.6 million and cash paid for acquisitions of $10.8 million. During the corresponding period in 2003, net cash provided by investing activities was $24.8 million. This amount reflects net sales of our short-term investments of $27.0 million, which was partially offset by the acquisition of property and equipment of $1.4 million and cash paid for acquisitions, net of cash acquired, of $0.8 million.  We had no material capital expenditure commitments at June 30, 2004.  We expect capital expenditures to continue at the same rate as the first half of 2004 as we expand our data center and international operations.  We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations.

Net cash provided by financing activities totaled $6.7 million for the six month period ended June 30, 2004, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan. Net cash provided by financing activities was $0.5 million for the corresponding six month period ended June 30, 2003, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.

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

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our company. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks could (i) materially adversely affect our business, operating results and financial condition, (ii) cause the trading price of our common stock to decline and (iii) cause you to lose all or part of your investment.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $38.9 million for the year ended December 31, 2002, $25.1 million for the year ended December 31, 2003 and $10.8 million for the six months ended June 30, 2004. As of June 30, 2004, our accumulated deficit was $130.2 million. We intend to continue to make significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

IF OUR NEW PRODUCTS OR SERVICES DO NOT GENERATE THE REVENUES THAT WE ANTICIPATE, OUR FINANCIAL RESULTS WILL SUFFER

During 2003 and 2004, we launched a number of new products and services that we believe will generate interest in the marketplace and result in increased revenues during 2004 and beyond. Our financial results during 2004 and beyond will depend in part on the success of these new product initiatives and our ability to generate meaningful revenues from them. If we fail in our efforts to market and sell these new products and services, our financial results will be negatively affected. Furthermore, we believe that our new products and services fill gaps in our product portfolio and that the introduction of new products will not result in decreased sales of our existing products. If we are mistaken in our view of the marketplace, and the introduction of these new products results in decreased sales of our existing portfolio, then our financial results will also be negatively affected.

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

•                  the impact on our renewal rates caused by our customers’ budgetary constraints or a perceived lack of need for our services;

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

IF WE FAIL TO SUCCESSFULLY CLOSE AND INTEGRATE ACQUISITIONS, OUR BUSINESS WILL SUFFER

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

Further, the process of integrating any acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Integration of an acquired company may also consume significant management time and attention that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. For example, we cannot be certain that we will be successful in meeting the goals and financial objectives that we have developed for the Red Sheriff business. We may be unable to identify, negotiate or finance future acquisitions or investments successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business.

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

We have recently moved the servers on which we collect our panel members’ data from our leased facilities in San Jose, California to Nielsen Media Research’s facilities in Oldsmar, Florida. We currently do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of Nielsen Media Research’s computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at Nielsen Media Research’s computer facility could result in interruptions in the flow of data to our servers. In addition, any failure by Nielsen Media Research’s computer facility to provide our required data communications capacity could result in interruptions in our service. In the event Nielsen Media Research should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, we had cash and cash equivalents and short-term investments of $193.2 million consisting of cash and highly liquid, short-term investments. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of June 30, 2004, our investments had a weighted-average time to maturity of approximately 193 days.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 4, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors John A. Dimling (28,845,488 affirmative votes and 688,796 withheld), Michael P. Connors (28,701,593 affirmative votes and 832,691 withheld), David H. Harkness (28,845,488 affirmative votes and 688,796 withheld), Arthur F. Kingsbury (29,530,606 affirmative votes and 3,678 withheld), Thomas A. Mastrelli (28,845,488 affirmative votes and 688,796 withheld), D. Scott Mercer (29,530,606 affirmative votes and 3,678 withheld), William Pulver (28,854,647 affirmative votes and 679,637 withheld), James M. O’Hara (29,528,730 affirmative votes and 5,554 withheld) and Jerrell W. Shelton (28,847,264 affirmative votes and 687,020 withheld).

The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2004 (with 29,531,049 shares voting for, 2,935 against, and 300 shares abstaining). There were no broker non-votes in connection with this proposal.

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

(b)                                  Reports on Form 8-K

On May 6, 2004, we furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company’s financial results for the first quarter of 2004.  Subsequent to the end of the second quarter of 2004, on August 3, 2004, we furnished a report on Form 8-K pursuant to Items 7 and 12 of such form regarding our announcement of the Company’s financial results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director