Form 10-Q
period 2004-09-30
NETRATINGS INC
filed 2004-11-09
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2004, was 35,065,959.

NETRATINGS, INC. FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$76,124	$103,221
Short-term investments	118,305	106,818
Accounts receivable, net	11,532	10,141
Due from joint ventures	909	589
Due from related parties	—	458
Prepaid expenses and other current assets	4,158	3,444

Total current assets	211,028	224,671

Property and equipment, net	5,386	3,943
Intangibles, net	16,128	19,089
Goodwill	77,644	66,612
Other assets	1,249	936

Total assets	$311,435	$315,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,830	$3,314
Accrued liabilities	8,534	11,298
Deferred revenue	13,003	10,777
Due to related parties	10,706	12,195
Restructuring liabilities	1,001	1,711

Total current liabilities	36,074	39,295

Restructuring liabilities, less current portion	1,160	1,680

Total liabilities	$37,234	$40,975

Minority interest	474	222
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 36,441 and 35,442 at September 30, 2004 and December 31, 2003, respectively; outstanding shares: 34,941 and 33,942 at September 30, 2004 and December 31, 2003, respectively	36	35
Additional paid-in capital	429,070	420,172
Deferred compensation and other costs	(759)	(7,587)
Accumulated other comprehensive income	592	1,538
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(134,581)	(119,473)

Total stockholders’ equity	273,727	274,054

Total liabilities and stockholders’ equity	$311,435	$315,251

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$15,623	$10,611	$43,362	$29,834
Cost of revenue (exclusive of the amortization of stock-based compensation reported below)	5,653	5,029	17,590	14,428

Gross profit	9,970	5,582	25,772	15,406
Operating expenses:
Research and development	3,100	2,503	9,405	7,106
Sales and marketing	5,888	4,433	17,114	12,414
General and administrative	2,889	2,885	8,912	7,534
Restructuring expenses	—	—	(525)	—
Litigation settlement recovery	—	—	(1,800)	—
Amortization of intangibles	874	969	2,961	2,928
Amortization of stock-based compensation	2,276	2,276	6,828	6,829

Total operating expenses	15,027	13,066	42,895	36,811

Loss from operations	(5,057)	(7,484)	(17,123)	(21,405)

Equity in earnings (losses) of joint ventures	43	32	81	(18)
Interest income, net	737	732	2,103	3,241
Minority interest in net (profit) loss of consolidated subsidiaries	(69)	179	(169)	323

Net loss	$(4,346)	$(6,541)	$(15,108)	$(17,859)

Basic and diluted net loss per common share	$(0.12)	$(0.19)	$(0.44)	$(0.53)

Shares used to compute basic and diluted net loss per common share	34,808	33,869	34,421	33,746

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(8,677)	$(13,248)

INVESTING ACTIVITIES
Acquisition of property and equipment	(3,608)	(1,153)
Purchase of short term investments	(138,656)	(315,990)
Sale of short term investments	126,822	342,010
Acquisitions, net of cash acquired and investments in joint ventures	(10,815)	(1,347)

Net cash (used in) provided by investing activities	(26,257)	23,520

FINANCING ACTIVITIES
Proceeds from stock issued by majority owned subsidiary	245	—
Proceeds from stock issuances	8,775	1,220

Net cash provided by financing activities	9,020	1,220

Effect of exchange rate fluctuations	(1,183)	1,393

Net (decrease) increase in cash and cash equivalents	(27,097)	12,885
Cash and cash equivalents at beginning of period	103,221	84,569

Cash and cash equivalents at end of period	$76,124	$97,454

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.             COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(4,346)	$(6,541)	$(15,108)	$(17,859)
Accumulated translation adjustment	(1,007)	(850)	(599)	621
Unrealized gain (loss) on short-term investments	446	(184)	(347)	(849)

Comprehensive loss	$(4,907)	$(7,575)	$(16,054)	$(18,087)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(4,346)	$(6,541)	$(15,108)	$(17,859)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,373)	(1,575)	(5,967)	(4,951)

Pro forma net loss	$(6,719)	$(8,116)	$(21,075)	$(22,810)

Basic and diluted net loss per share	$(0.12)	$(0.19)	$(0.44)	$(0.53)

Pro forma basic and diluted net loss per share	$(0.19)	$(0.24)	$(0.61)	$(0.68)

During the third quarter of 2004, NetRatings Japan, the Company’s Japanese subsidiary, sold a small ownership interest in NetRatings Japan to a third party.  As a result of this transaction, the Company’s stockholders’ equity increased by $126,000 and its equity ownership in NetRatings Japan decreased from 58.2% to approximately 56.5%.

4.             GOODWILL AND INTANGIBLE ASSETS

During the first half of 2004, NetRatings acquired additional shares of Red Sheriff Ltd. and made adjustments to its purchase accounting related to Red Sheriff, resulting in additional goodwill of approximately $11.0 million.  During the second quarter of 2004, NetRatings finalized the purchase price allocation related to its 2003 acquisition of MMXI Switzerland and its increased ownership in NetRatings Japan, resulting in a net decrease to goodwill of approximately $0.1 million.  Additionally, during the third quarter of 2004, NetRatings finalized the purchase price allocation related to NetCrawling S.A., resulting in a net increase to goodwill of approximately $0.1 million.  The valuation of Red Sheriff is preliminary, and therefore goodwill and intangible assets recorded in relation to this acquisition are estimates as of September 30, 2004.  Management expects to finalize the evaluation in the fourth quarter of 2004.

Goodwill and other intangible assets, along with their weighted average lives as of September 30, 2004, consisted of the following (in thousands, except average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$6,040	$1,773	$4,267	7
Customer contracts	3,690	2,971	719	2
Patents and other	15,682	4,540	11,142	11

Total other intangible assets	$25,412	$9,284	$16,128

Goodwill			$77,644

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2004 - $3.8 million; 2005 - $2.8 million; 2006 - $1.9 million; 2007 - $1.9 million; and 2008 - $1.9 million.  As of October 1, 2003, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.  The evaluation as of October 1, 2004 is currently in process.

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

In finalizing the purchase price allocations of the acquisitions completed in the second and third quarters of 2003, the Company adjusted its restructuring liabilities based on the latest available information.  These adjustments, totaling $26,000, include decreases in severance related liabilities that will not be paid and adjustments to estimates relating to idle facility lease commitments, all of which were adjusted to goodwill.

The following table summarizes activity associated with the restructuring plans during the nine month period ended September 30, 2004 (in thousands):

	Accrual as of December 31, 2003	Paid through September 30, 2004	Adjustments through September 30, 2004	Accrual as of September 30, 2004

Employee severance benefits	$144	$(131)	$(10)	$3

Costs incurred due to discontinuation of certain services and other expenses	63	(63)	—	0

Lease commitments and related write-down of property and equipment	3,184	(485)	(541)	2,158

Totals	$3,391	$(679)	$(551)	$2,161

6.             INDUSTRY SEGMENT AND FOREIGN OPERATIONS

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

The following table sets forth operating results, including allocation of expenses, for the three and nine months indicated (in thousands):

	Three months ended September 30, 2004 *				Nine months ended September 30, 2004 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$7,760	$4,820	$3,043	$15,623	$20,673	$14,313	$8,376	$43,362
Net loss	(1,771)	(2,163)	(412)	(4,346)	(7,372)	(6,918)	(818)	(15,108)
Property and equipment *	2,173	1,585	1,628	5,386	2,173	1,585	1,628	5,386

	Three months ended September 30, 2003 *				Nine months ended September 30, 2003 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$6,361	$3,187	$1,063	$10,611	$19,028	$8,801	$2,005	$29,834
Net loss	(3,981)	(2,151)	(409)	(6,541)	(12,239)	(4,854)	(766)	(17,859)
Property and equipment *	1,876	1,334	—	3,210	1,876	1,334	—	3,210

* The amounts indicated for property and equipment are as of September 30, 2004 and 2003, respectively.

7.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. NetRatings adopted SAB 104 effective January 1, 2004. The adoption of SAB 104 did not materially affect the Company’s revenue recognition policies, or its results of operations, financial position or cash flows.

8.             CONTINGENCIES

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

Summary

We are a leading provider of Internet audience measurement and analysis in the United States and around the world.  All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives.  We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries.  VNU N.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, owned approximately 62% of our outstanding stock as of September 30, 2004.

Our revenues for the third quarter of 2004 totaled $15.6 million, compared to $14.5 million in the second quarter of 2004 and $10.6 million in the third quarter of 2003.  As of September 30, 2004, we had 1,338 clients, compared to 1,257 clients as of June 30, 2004 and 764 clients as of September 30, 2003.  The increases in our revenues and number of clients during the last few years is the result of both acquisitions that we have completed as well as organic growth in our product portfolio.  We expect our revenues and client base to continue to grow as (i) our recently launched products gain marketplace acceptance, (ii) we develop additional products and services and (iii) we launch our products and services in new international territories.

We have incurred operating losses and net losses since our inception and, as of September 30, 2004, our accumulated deficit was $134.6 million.  Since the beginning of 2002, however, we have made significant progress in reducing our annual operating loss and annual net loss.  Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003, and our operating loss for the first nine months of 2004 was $17.1 million.  Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003, and our net loss for the first nine months was $15.1 million.  Our ability to reduce our operating and net losses, and our belief that we will make further progress in reducing such losses in 2005, is attributable to a number of factors.  First, we expect the revenue growth we have experienced in the past few years to continue.  Second, a significant initial investment was required to launch certain of our services in 2003 and 2004, including our MegaPanel services, and while the ongoing expense to operate such services will continue, we expect such expenses to be less than the initial expenses required to launch such services.  In addition, because we offer syndicated panel services, and because we are able to utilize our existing databases to expand our custom analytical offerings, our revenue growth does not require a corresponding increase in our expenses.

As of September 30, 2004, our cash and cash equivalents and short-term investments totaled $194.4 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

Industry Trends

The success of our business depends heavily on the expanding use of the Internet for advertising, commerce and communications.  Internet advertising, e-commerce and the number of people logging onto the Internet, particularly through the use of Internet broadband connections, have dramatically increased in recent years and we expect this growth to continue in upcoming years both in the United States and abroad.  These growth trends have made the Internet an increasingly important component of companies’ overall business strategies.  As a result, companies conducting business online are increasingly seeking analysis and insights to (i) define and reach their target audiences, (ii) measure the effectiveness of their advertising and marketing strategies, (iii) benchmark their performance with their competitors and (iv) increase brand equity and commerce revenue.

Companies are also increasingly recognizing that, compared with other media, the Internet allows online market participants to obtain a unique understanding of consumer behavior.  Unlike with other forms of advertising, including print, radio and television, advertisers can (i) target advertising in an unprecedented manner, (ii) confirm whether consumers have actually viewed advertisements (and when) and (iii) decipher whether consumers have taken certain actions, whether completing a purchase or visting a Web site, and understand exactly why.  Because of the unique dynamics of the Internet, we expect that Internet advertising and commerce will not only continue to grow in coming years, but that Internet advertising and commerce will garner a larger percentage of total advertising and commerce dollars.  We believe that this growth will require a commensurate increase in Internet media and market research, and that we are particularly well-suited to address the global needs of online participants.

Product Portfolio

Our goal for the last few years has been to offer the most comprehensive global portfolio of Internet media and market research products and services.  In order to reach this goal, we have focused on both strategic acquisitions in the United States and abroad and investing in new products to meet changing marketplace needs.  As a result of these efforts, we currently offer a wide range of products and services in the United States and in many countries throughout Europe, Asia Pacific and Latin America.  We believe that this product portfolio and breadth of coverage will enable us to continue to increase our client base, increase our ability to sell multiple products to clients and increase the total sales to individual clients.

In the first half of 2002, we acquired AdRelevance, our online advertising expenditure service, and @Plan, which provides demographic, lifestyle and product preference information.  During 2002, we also made strategic acquisitions designed to expand our NetView service around the world, which provides detailed panel-based Internet audience information.  These included our acquisition of NetValue S.A., an international provider of Internet audience measurement services, and the purchase from ACNielsen Corporation of the 80.1% interest in ACNielsen eRatings.com that we did not already own.  Since the beginning of 2003, we have acquired LemonAd, our international online advertising measurement service, and Red Sheriff, a global provider of site-centric-based Internet audience measurement tools.

In conjunction with these strategic acquisitions, we have also devoted significant resources to internal product development.  Our key new products and services include (i) MegaPanel, which includes our syndicated vertical offerings, such as MegaView Financial and Megaview Search product, and WebIntercept, a behavioral-based online survey research tool that provides surveying capabilities on real-time Internet behavior; and (ii) Homescan Online, a joint initiative with ACNielsen that combines offline consumer purchasing data with Internet audience measurement data.  We believe these new products and services, as well as additional MegaPanel offerings, will be important to our financial performance over the next few years.

Revenue Overview

We generate revenues primarily from the sale of our Internet media and market research products and services, which include both syndicated products and customized products.  Syndicated products currently represent a very significant majority of our total revenues, and our goal is for syndicated products to continue to represent a significant majority of our total revenues.

We sell a large majority of our syndicated products and services on an annual subscription basis.  We recognize revenue from the sale of our syndicated products and services ratably over the term of the subscription agreement.  Subscription fees invoiced in advance are recorded as deferred revenue until earned.  Revenue from customized products and services is recognized in the period in which the product or service is provided.  As a result, a significant portion of revenue recognized in any period results from the amortization of deferred revenue balances.

In France, Japan and Latin America, we offer many of our services through joint ventures with leading local market research and information services companies.  We currently own 56.5% of NetRatings Japan, our Japanese subsidiary, while the remaining ownership interest is owned by TransCosmos, Dentsu.com and other investors.  We currently own 66% of Mediametrie NetRatings, our French joint venture, and the remainder is owned by Mediametrie.  We currently own 49% of Ibope eRatings.com, our Latin American joint venture, and the remainder is owned by Ibope.  NetRatings uses the equity method to account for its investment in Ibope eRatings.com.  In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service.  As a result of the Red Sheriff acquisition, we also own 50% of an Italian company which offers our site-centric-based services in Italy.

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Year ended December 31:	Revenues (in thousands)
1999	$3,040
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432

Nine months ended September 30:
2003	$29,834
2004	$43,362

We expect our 2005 revenues to exceed our 2004 revenues, primarily as a result of sales from our new products and services and the launch of our new and existing products and services in new international territories.

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

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We sell a significant majority of our products and services pursuant to one-year subscription agreements. We recognize revenue from the sale of these subscription products and services ratably over the term of the subscription agreement. Subscription fees invoiced are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

Accounting for Joint Venture Transactions

Our joint ventures pay us a royalty for the use of our technology.  This royalty revenue is based on a percentage of each sale made by our equity method investees pursuant to each joint venture’s operating agreement.  This revenue is recognized ratably over the period of the contract in our statement of operations.

Our joint venture partners maintain Internet audience measurement panels in the countries in which the joint ventures are located.  Revenue from Internet audience measurement services, which can either be sold by us or the joint venture partner, is allocated between the two parties based on the location of the customer and the location of the panel whose data is used in the service.  We record commission revenue and expense related to these sales ratably over the period of the contract in the revenue and cost of revenue lines in our statement of operations.

We provide data hosting and support services to the joint ventures.  We charge the joint venture for their share of the data center costs which is recorded as a reduction to our actual data center costs included in the cost of revenue line in our statement of operations.

Each of the transactions described in the three preceding paragraphs is included in the operating statement of our equity method joint ventures as well.  We record our percentage of the joint venture’s net profit (loss) in the net equity in earnings (losses) of joint ventures line in our statement of operations.

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

Legal Contingencies

We are currently involved in certain legal proceedings. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with FAS 5. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. Losses are recognized for legal contingencies when both the probability of occurrence and the loss can be reasonably estimated. We do not believe the outcomes to these matters will have a material adverse effect on our financial position. Nonetheless, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to these proceedings.

Goodwill and Intangible Assets

Our long lived assets include goodwill and other intangible assets.  In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment.  We retain an independent appraisal firm which annually provides a valuation of our company’s fair value, based on a discounted cash flow analysis.  This cash flow analysis requires significant judgment and estimates by management relating to assumptions about expected future operating performance and appropriate discount rates.  An impairment loss is recorded if the estimated future cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  Our estimate of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model and changes in operating performance.  An impairment loss recorded in the future, if any, could have a material adverse impact on our financial position or results of operations.

We performed our annual evaluation of goodwill and intangibles as of October 1, 2003 at which time no impairment was indicated.  There has been no indication of impairment since October 1, 2003 and the evaluation as of October 1, 2004 is currently in process.

Investments

We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus. For those investments accounted for based on the equity method, we reduce or increase our investment in accordance with our equity in each joint venture’s loss or income, respectively, and record a corresponding loss or income on joint ventures in our statement of operations. The equity basis is adjusted for any additional capital contributions or commitments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and such amounts may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  The carrying value of these investments was approximately $94,000 as of September 30, 2004.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three and nine months indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenue	100%	100%	100%	100%
Cost of revenue	36%	47%	41%	48%
Gross profit	64%	53%	59%	52%
Operating expenses:
Research and development	20%	24%	22%	24%
Sales and marketing	38%	42%	39%	42%
General and administrative	18%	27%	21%	25%
Restructuring expenses	—	—	(1)%	—
Litigation settlement recovery	—	—	(4)%	—
Amortization of intangibles	6%	9%	7%	10%
Stock-based compensation	15%	21%	16%	23%
Total operating expenses	97%	123%	100%	124%
Loss from operations	(33)%	(70)%	(41)%	(72)%
Equity in earnings (losses) of joint ventures	—	—	—	—
Interest income, net	5%	7%	5%	11%
Minority interest in net loss of consolidated subsidiaries	—	2%	—	1%
Net loss	(28)%	(61)%	(36)%	(60)%

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from joint venture partners.

As of September 30, 2004, 1,338 customers worldwide subscribed to our products and services.  As of September 30, 2003, 764 customers worldwide subscribed to our products and services.  The increase of 574 customers from September 30, 2003 to September 30, 2004 is largely attributable to the acquisition of Red Sheriff in the fourth quarter of 2003.  Apart from our acquisition of Red Sheriff, however, we have increased our worldwide customer base in recent quarters, and in the third quarter of 2004 we added 81 clients.  We expect our global customer base to continue to increase in the next few quarters as we market and sell our new products and services and expand into new geographical markets.

Our global contract renewal rate was 76% for the third quarter of 2004, which was the same global contract renewal rate for the third quarter of 2003. Our global average sales price was $45,000 for the third quarter of 2004, compared with $59,000 for the third quarter of 2003. The average sales price decreased due to the acquisition of Red Sheriff’s customer contracts, which typically have a lower average selling price.  During the three and nine month periods ended September 30, 2004, no customer accounted for more than 10% of our revenue.

Revenue increased 47% to $15.6 million for the three month period ended September 30, 2004, compared to $10.6 million for the corresponding period in 2003.  The acquisitions we completed in 2003 contributed approximately $3.0 million of the increase in revenue.  The remaining increase in revenue was primarily organic growth due to (i) new business sales of our products and services; (ii) the launch of new product offerings; (iii) price increases for existing products and services; and (iv) an increase in sales of our custom research and analytical services.

Revenue increased 45% to $43.4 million for the nine month period ended September 30, 2004, compared to $29.8 million for the corresponding period in 2003.  The acquisitions we completed in 2003 contributed approximately $9.0 million of the increase in revenue.  The remaining increase in revenue was primarily organic growth due to (i) new business sales of our products and services; (ii) the launch of new product offerings; (iii) price increases for existing products and services; (iv) an increase in sales of our custom research and analytical services; and (v) the impact of foreign exchange rates relating to our international revenues.  The increase in revenue was partially offset by the discontinuation of our custom panel in Germany.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to the recruitment, maintenance and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to data centers. Accordingly, such expenses are not matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities. Also included in cost of revenue are the data acquisition costs related to our joint ventures, which are recognized as the data is provided over the term of the customer’s subscription agreement, as well as the royalty fees associated with certain data partnering agreements.

Cost of revenue increased 12% to $5.7 million, or 36% of revenue, for the three month period ended September 30, 2004 from $5.0 million, or 47% of revenue, for the three month period ended September 30, 2003.  The increase in cost of revenue was due primarily to the acquisitions in 2003 for which we have incurred cost of revenue expense from their acquisition dates, which was partially offset by (i) reductions in our NetView home and work panel recruitment costs; (ii) reduced expenses for @Plan as a result of retaining Nielsen Media Research to handle recruitment; and (iii) reductions in our international MegaPanel recruitment costs.

Cost of revenue increased 22% to $17.6 million, or 41% of revenue, for the nine month period ended September 30, 2004 from $14.4 million, or 48% of revenue, for the nine month period ended September 30, 2003. The increase in cost of revenue was due to (i) the acquisitions in 2003 for which we have incurred cost of revenue expense from their acquisition dates; (ii) recruitment and panel costs related to the launch of our MegaPanel service in the United States; and (iii) the impact of foreign exchange rates relating to our international operations.  These increases were partially offset by (i) reductions in our NetView home and work panel recruitments costs and (ii) reduced expenses for @Plan as a result of retaining Nielsen Media Research to handle recruitment.

 Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses increased 24% to $3.1 million, or 20% of revenue, for the three month period ended September 30, 2004 from $2.5 million, or 24% of revenue, for the comparable period in 2003. Research and development expenses increased 32% to $9.4 million, or 22% of revenue, for the nine month period ended September 30, 2004 from $7.1 million, or 24% of revenue, for the comparable period in 2003.  The increase in research and development expenses for both periods was primarily due to (i) increased research and development personnel and associated payroll expenses resulting from our acquisitions in 2003 and (ii) additional quality assurance and research and development personnel primarily related to our MegaPanel service.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 33% to $5.9 million, or 38% of revenue, for the three month period ended September 30, 2004 from $4.4 million, or 42% of revenue, for the comparable period in 2003.  Sales and marketing expenses increased 38% to $17.1 million, or 39% of revenue, for the nine month period ended September 30, 2004 from $12.4 million, or 42% of revenue, for the comparable period in 2003. The increase in sales and marketing expenses for both periods was primarily related to (i) an increase in salary-related and travel expenses as a result of additional employees from our acquisitions in 2003 and (ii) additional personnel in our analytics area related to the launch of our MegaPanel service.

 General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses were $2.9 million for the three month period ended September 30, 2004 and for the comparable period in 2003, which represented 18% and 27% of revenue, respectively.  General and administrative expenses in the third quarter of 2004 reflected (i) higher expenses, particularly personnel costs, resulting from the acquisitions completed during 2003 and (ii) higher expenses related to compliance with new corporate governance regulations, particularly Section 404 of the Sarbanes-Oxley Act of 2002.  These increases were offset by (i) payroll savings in our international operations and information technology area and (ii) savings relating to our settlement in early 2004 of a legal action initiated by us in 2003.

General and administrative expenses increased 18% to $8.9 million, or 21% of revenue, for the nine month period ended September 30, 2004 from $7.5 million, or 25% of revenue, for the comparable period in 2003.  The increase in general and administrative expenses was primarily due to (i) higher expenses, particularly personnel costs, resulting from the acquisitions completed during 2003; (ii) the impact of foreign exchange rates relating to our international operations; and (iii) higher expenses related to compliance with new corporate governance regulations, particularly Section 404 of the Sarbanes-Oxley Act of 2002.  These increases were partially offset by savings in costs to support our internal information technology requirements.

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

Amortization of Intangibles.  Amortization of intangible expenses decreased 10% to $0.9 million, or 6% of revenue, for the three month period ended September 30, 2004 from $1.0 million, or 9% of revenue, for the comparable period in 2003.  The decrease was primarily due to some assets reaching their final amortization period.  The decrease was partially offset by additional amortization related to specifically identified intangibles associated with the acquisition of Red Sheriff in the fourth quarter of 2003.

Amortization of intangible expenses increased 1% to $3.0 million, or 7% of revenue, for the nine month period ended September 30, 2004 from $2.9 million, or 10% of revenue, for the comparable period in 2003.  The increase was primarily due to additional amortization related to specifically identified intangibles associated with the acquisition of Red Sheriff in the fourth quarter of 2003.  The increase was partially offset by some assets related to 2002 acquisitions reaching their final amortization period in the second quarter of 2004.

Amortization of Stock-based Compensation.  Stock-based compensation represents amortization of deferred service costs related to stock warrants which Nielsen Media Research exercised in December 1999.  Amortization of stock-based compensation expenses was $2.3 million, or 15% and 21% of revenue, for the three month periods ended September 30, 2004 and 2003, respectively, and $6.8 million, or 16% and 23% of revenue, for the nine month periods ended September 30, 2004 and 2003, respectively.  Deferred service costs will be fully amortized by December 31, 2004.

Equity in Earnings (Losses) of Joint Ventures.  For the three month periods ended September 30, 2004 and 2003, equity in earnings from joint ventures was $43,000 and $32,000, respectively, reflecting our equity in the earnings of our joint venture in Italy in 2004 and in Mediametrie NetRatings, our French subsidiary, in 2003. As a result of the losses incurred by Ibope eRatings.com, our Latin American joint venture, our balance in our investment in Ibope eRatings.com was zero as of March 31, 2004, therefore no losses were recorded in the third quarter of 2004.

For the nine month period ended September 30, 2004, equity in earnings from joint ventures was $81,000. Equity in losses from joint ventures was $18,000 for the corresponding period in 2003.   The variance was primarily due to our increased ownership in Mediametrie NetRatings and NetRatings Japan in 2003, which resulted in their gains and losses being reported in our consolidated results rather than in equity in earnings (losses) of joint ventures.  Additionally, through our acquisition of Red Sheriff in December of 2003, we obtained a joint venture interest in an Italian company that provided $94,000 of income for the nine month period ended September 30, 2004, which was partially offset by the losses from Ibope eRatings.com in the first quarter of 2004.

Interest Income, Net.  Interest income, net, totaled $0.7 million for the three month period ended September 30, 2004, which was the same amount for the comparable period in 2003, reflecting an increase in interest rates offset by lower cash balances in 2004.

Interest income, net, decreased 35% to $2.1 million for the nine month period ended September 30, 2004 from $3.2 million for the comparable period in 2003.  The decrease in interest income was due to an overall reduction in cash and cash equivalents as compared with the beginning of 2003 as a result of acquisitions and funding of our operations during 2003 and 2004.

Minority Interest.  Minority interest was $(69,000) and $(169,000) for the three and nine months ended September 30, 2004, respectively, representing the minority share of the quarterly profits of Mediametrie and NetRatings Japan.  During the nine months ended September 30, 2004, we held majority interests in Red Sheriff, NetRatings Japan and Mediametrie.  Red Sheriff had a negative equity balance on the date we acquired majority control of Red Sheriff and, therefore, we recognized 100% of the loss of Red Sheriff during the first half of 2004.  Minority interest for the three and nine months ended September 30, 2003 was $179,000 and $323,000, respectively, representing the minority interest in the net losses of NetValue, MMXI Switzerland and NetRatings Japan.

Operating Loss and Net Loss.  Operating loss decreased 32% to $5.1 million, or 33% of revenue, for the three months ended September 30, 2004 from $7.5 million, or 70% of revenue, for the three months ended September 30, 2003. For the three months ended September 30, 2004, our net loss decreased to $4.3 million, or $0.12 per share, on approximately 34.8 million weighted average shares outstanding, as compared with a net loss of $6.5 million, or $0.19 per share, on approximately 33.9 million weighted average shares outstanding, for the three months ended September 30, 2003. The decreases in operating and net loss were primarily due to (i) increased revenue from organic growth and our acquisitions in 2003 and (ii) decreases in our home and work panel expenses.  These decreases in operating and net loss were partially offset by (i) increases in cost of revenue and operating expenses related to our acquisitions in 2003 and (ii) increased research and development and sales and marketing expenses related to our new products.

Operating loss decreased 20% to $17.1 million, or 41% of revenue, for the nine months ended September 30, 2004 from $21.4 million, or 72% of revenue, for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, our net loss decreased to $15.1 million, or $0.44 per share, on approximately 34.4 million weighted average shares outstanding, as compared with a net loss of $17.9 million, or $0.53 per share, on approximately 33.7 million weighted average shares outstanding, for the nine months ended September 30, 2003. The decreases in operating and net loss were primarily due to (i) increased revenue from organic growth and our acquisitions in 2003; (ii) decreased cost of revenue related to our NetView home and work panels and @Plan recruitment costs; (iii) reversal of restructuring expenses; and (iv) the litigation settlement recovery.  These improvements to operating and net loss were partially offset by (i) increases in cost of revenue and operating expenses related to our acquisitions in 2003 and (ii) lower interest income.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

As of September 30, 2004, the Company’s cash and cash equivalents and short-term investments totaled $194.4 million. Cash used in operating activities was $8.7 million for the nine month period ended September 30, 2004, due to our net loss of $15.1 million and cash used in working capital changes of $5.8 million, which was partially offset by non-cash charges of $12.2 million. The net loss included a $1.8 million litigation settlement recovery, all of which was received in the second quarter of 2004.  The non-cash expenses include $6.8 million for amortization of stock-based compensation, $2.9 million for amortization of intangible assets, $2.2 million for depreciation and $0.3 million in other non-cash expenses.  Cash used in operating activities totaled $13.2 million for the nine month period ended September 30, 2003, due to our net loss of $17.9 million and cash used in working capital changes of $6.4 million, which was partially offset by non-cash charges of $11.1 million. The non-cash expenses included $6.8 million for amortization of stock-based compensation, $2.9 million for amortization of intangible assets and $1.4 million for depreciation. We will continue to use cash to fund our operations.

Net cash used in investing activities for the nine month period ended September 30, 2004 was $26.3 million. This amount reflects net purchase of our short-term investments of $11.9 million, the acquisition of property and equipment of $3.6 million and cash paid for acquisitions of $10.8 million. During the corresponding period in 2003, net cash provided by investing activities was $23.5 million. This amount reflects net sales of our short-term investments of $26.0 million, which was partially offset by the acquisition of property and equipment of $1.2 million and cash paid for acquisitions, net of cash acquired, of $1.3 million.  We had no material capital expenditure commitments at September 30, 2004.  We expect capital expenditures to continue at the same rate as the first nine months of 2004 as we expand our data center and international operations.  We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations.

Net cash provided by financing activities totaled $9.0 million for the nine month period ended September 30, 2004, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan of $8.8 million and the issuance and sale of stock by NetRatings Japan of $0.2 million. Net cash provided by financing activities was $1.2 million for the corresponding nine month period ended September 30, 2003, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We have experienced operating losses in each quarter since our inception. We incurred net losses of $38.9 million for the year ended December 31, 2002, $25.1 million for the year ended December 31, 2003 and $15.1 million for the nine months ended September 30, 2004. As of September 30, 2004, our accumulated deficit was $134.6 million. We intend to continue to incur significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS

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

Due to the evolving nature of our business and the markets in which we compete, our future revenue is difficult to forecast. Further, our expense levels are based largely on our investment plans and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could lead our stock price to fall sharply, particularly following quarters in which our operating results fail to meet expectations.

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

IF THE INTERNET ADVERTISING AND ELECTRONIC COMMERCE MARKETS DEVELOP SLOWER THAN WE EXPECT, OUR BUSINESS WILL SUFFER

Our future success will depend on an increase in the use of the Internet as an advertising medium, the proliferation of e-commerce and the use of the Internet as part of multi-channel marketing strategies. These markets and marketing techniques are fairly new and rapidly evolving, and it is not certain that the current trends will continue throughout the world.

The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective and unique, and effectively deal with issues such as channel conflict and infrastructure costs. Growth in the use of the Internet for e-commerce may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of customers worldwide. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to grow or grow at significant rates. If these markets fail to develop or develop slower than we expect, our business will suffer.

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

INVESTOR CONFIDENCE AND OUR SHARE PRICE MAY BE ADVERSELY IMPACTED IF OUR INDEPENDENT AUDITORS ARE UNABLE TO ATTEST TO THE ADEQUACY OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2004, AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

The Securities and Exchange Commission, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, a public company’s independent auditors must attest to and report on management’s assessment of the effectiveness of such company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, which will be filed in March 2005.

If our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. In the event that management is unable to complete its assessment of the effectiveness of our internal controls over financial reporting or our independent auditors are unable to attest to management’s assessment, then we could be subject to regulatory scrutiny, class action lawsuits and a loss of public confidence in our internal controls.   In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

We believe that the quality, size and scope of our panels are critical to the success of our business. To date, the expense of recruiting and operating our audience measurement panels has made up a very significant portion of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a decrease in our gross margin. The costs associated with maintaining the quality, size and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot necessarily control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. Recruiting panelists for our MegaPanel service in Europe and the United States has also required significant investment and there can be no assurance that we will be able to achieve or maintain panels of sufficient size to meet client demand. We have limited experience in developing Internet audience measurement panels, and we could experience lower cooperation rates or higher turnover rates in the future.

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

Privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users both in the United States and abroad. Restrictions could be placed upon the collection, management, aggregation and use of information, which could require significant engineering time and resources.  Recently, the legislature of the State of Utah enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.” Similar legislation has been introduced in the U.S. Congress, including the Safeguard Against Privacy Invasions Act in the House of Representatives and the SPY BLOCK Act in the Senate.  It is possible that these bills or future legislation intended to regulate spyware could affect our ability to collect information, which could prevent us from operating or distributing some of our products and services or which could require us to change our business practices.

In addition, technological changes may result in widespread blocking or erasing of our technology, including cookies on personal computers, which could reduce the amount and value of the information we collect and cause us to spend substantial money and time to change our technology, which in turn could materially adversely affect our ability to provide our products and services to our clients.  In addition, failure to comply with the law and regulatory requirements may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. The occurrence of one or more of these events could materially harm our business, results of operation, and financial condition.

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

In the past year, we moved the servers on which we collect our panel members’ data from our leased facilities in San Jose, California to Nielsen Media Research’s facilities in Oldsmar, Florida. We currently do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of Nielsen Media Research’s computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at Nielsen Media Research’s computer facility could result in interruptions in the flow of data to our servers. In addition, any failure by Nielsen Media Research’s computer facility to provide our required data communications capacity could result in interruptions in our service. In the event Nielsen Media Research should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

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

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND REGULATORY REQUIREMENTS APPLICABLE TO PUBLIC REGISTRANTS ARE LIKELY TO CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES TO INCREASE AND MAY IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to increase our internal controls and hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. For example, we recently hired outside consultants to assist us with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which resulted in additional general and administrative expenses during 2004.  Insurers may also increase premiums, causing our premiums for various insurance policies, including our directors’ and officers’ insurance policy, to increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of stock options we grant to our employees, which may affect our ability to recruit or retain key employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, we had cash and cash equivalents and short-term investments of $194.4 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of September 30, 2004, our investments had a weighted-average time to maturity of approximately 192 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease.  Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share.  For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.8 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control Over Financial Reporting.  We are currently evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. As a result of our evaluation of our internal controls over financial reporting, we have made some changes to our internal controls in our international operations and have improved the documentation of our internal controls in our international and domestic operations.

The changes during the third quarter of 2004 to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have not materially affected, and are not reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director