Form 10-K
period 2004-12-31
NETRATINGS INC
filed 2005-03-16
CIK 1095480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the Nasdaq National Market on June 30, 2004, was $213,734,607.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2005 was 35,794,154.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Stockholders, which is to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed elsewhere in this Report on Form 10-K under the heading “Risk Factors That May Affect Our Performance.”

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives.

Our primary products and services include NetView, AdRelevance, @Plan, MegaPanel, Homescan Online and SiteCensus. We also offer Custom and Analytical Services to help clients better utilize and leverage our products and services to meet their specific media and market research goals and objectives. NetView, which is our original product, provides in-depth measurement of audience behavior for the World Wide Web and the digital media universe, including proprietary channels, instant messaging, media players and other online applications. AdRelevance offers comprehensive and accurate information on online advertising expenditures, including where, when, how and how much companies are advertising online. @Plan is a leading resource for demographic, lifestyle and product preferences to guide advertisers, agencies, Web publishers and others in their online marketing and media planning strategies. MegaPanel provides increased breadth and depth of Internet behavior and activity for the market research industry, including detailed e-commerce transaction information. Homescan Online, which is a joint initiative with ACNielsen, combines ACNielsen’s offline consumer retail purchasing data with our in-depth Internet audience measurement data.  SiteCensus offers extensive Web analytical services based on a Web site’s actual traffic flows and visitor behavior. Our Custom and Analytical Services offer customized research and advisory services from experienced industry experts.

Our products and services are currently sold in the United States and in numerous countries throughout Europe, Asia Pacific and Latin America. In France, Japan and Brazil, we have partnered with leading local market research and information services companies to market and sell some of our products and services. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of December 31, 2004, we had 1,429 clients.

In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen, both of which are subsidiaries of VNU N.V., provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services. VNU N.V., through its subsidiaries, currently owns approximately 60% of our outstanding common stock.

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

NetView

Our NetView service, which includes syndicated and custom reports, provides detailed Internet audience information collected from our high-quality, representative panels of computer and Internet users. We currently operate NetView panels in eleven locations around the world and track a large majority of global online activity. In addition to “at-home” panels, which measure Internet activity from the home computer, we also operate “at-work” panels, which collect data on Internet usage at the workplace, and “combo-panels”, which measure both home and work activity and allow us to calculate the audience duplication to accurately report the true combined audience.

In order to obtain a representative sample of the total Internet user population, our NetView panels are constructed using a process called random digit dialing, or RDD, which involves recruiting panel members by calling randomly selected telephone numbers. RDD is the cornerstone of the Nielsen methodology, which has been successfully established as the currency for television audience measurement. Eligible households, namely those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive in the form of a savings bond for their participation. Once installed on a panelist’s computer, our tracking software requires virtually no panelist intervention and software updates are automatic. All panelist data is automatically encrypted prior to transmission to help ensure the privacy of panelist data.

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

NetView provides customers with a variety of comprehensive weekly and monthly reports on computer and Internet usage behavior. Our reports can be modified by clients, enabling them to manipulate data easily to meet their specific information requirements. Our easy-to-use interface provides immediate access to various levels of detailed information, allows users to create and save their own reports, and enables “on-the-fly“ custom queries on selected information.

@Plan

We offer Internet media planning products and services in the United States through our @Plan service, which we acquired in May 2002. The @Plan service offers advertisers, advertising agencies, Web publishers and e-commerce marketers detailed demographics, lifestyle, brand and product preferences, and media consumption information to help them plan and implement successful online marketing and media strategies. @Plan’s tools include @Plan Advertising and @Plan eCommerce.

@Plan Advertising is a comprehensive advertising decision support and planning system providing deep lifestyle, brand and product preferences, as well as demographic profile information across a large number of advertising-supported Web sites. Internet advertisers and advertising agencies can query the system on various targets, such as demographic and/or buying behavior groups to better understand the most efficient and effective ways to reach those groups through the Internet. The system also allows Web publishers to position their sites effectively against competitive sites and to efficiently drive advertising revenue by demonstrating the value of the site audience to advertisers or marketing partners.

@Plan eCommerce builds on the capabilities of @Plan Advertising with features and data specifically designed for online retailers and consumer brand marketers. Online retailers and consumer brand marketers utilize the system to understand and track their competitive strengths and weaknesses overall and against key market segments. Online retailers can also use this information to develop more effective and cost-efficient customer acquisition and retention strategies by understanding which Web sites deliver the highest concentration of their target audience. By providing both online and off-line data, the @Plan eCommerce system also allows online retailers and consumer brand marketers to help maximize multi-channel sales efforts by profiling online, catalog and in-store audiences and understanding where they overlap, thereby enhancing their advertising strategy in both traditional and online markets.

AdRelevance

We offer advertising measurement products and services in the United States through our AdRelevance service, which we acquired in April 2002.  In our international markets, we market and sell our AdRelevance service under the brand AdRelevance(i). AdRelevance(i) currently provides online advertising intelligence for fourteen European markets, and we expect to launch AdRelevance(i) in additional international markets.

AdRelevance tracks competitive online advertising and advertiser data for many broadly defined categories including, but not limited to, automotive, computer hardware, computer software, telecommunications, financial services, travel, retailing and Web media. The AdRelevance technology systematically and continuously searches commercial Web sites and captures detailed data about advertising banners, promotions and rich media. AdRelevance’s intelligent agent technology sends out millions of probes a week to provide in-depth advertising tracking information. Once captured, the data are warehoused, classified and statistically analyzed.

By using the AdRelevance technology, our customers can query the AdRelevance database and generate Web-based reports on demand. This enables customers to monitor competitors’ marketing activities, plan more effective online advertising campaigns and evaluate campaigns in real-time. Customers can gain access to up-to-date intelligence about their competitors’ online marketing communications programs, enabling them to quickly and easily compare and report information by a wide range of criteria including advertiser, product, message, type, industry, technology and creative content.

MegaPanel

Our MegaPanel service is designed to address the expanding need for accurate Internet market research data and intelligence.  The core feature of our MegaPanel service is a very large panel of computer and Internet users, representing a broad cross-section of home, work and university users.  Because of the panel’s size and scope, our MegaPanel service allows us to provide increased breadth and depth of data, integration of online and off-line datasets and more advanced custom reporting. Currently available in the United States, United Kingdom, France and Germany, MegaPanel delivers detailed information that can be used to understand in-depth consumer attitudes and behavior. Combined with comprehensive demographic and trend data, MegaPanel demonstrates how people react and respond to companies’ products, services, brands and promotions—both on and off the Internet.  We believe that our MegaPanel service complements our NetView service in assisting clients in integrating the Internet into their global marketing strategies.

Our MegaPanel is also able to provide clients with important analyses relating to smaller Web sites which may not be available in NetView or our other products and services. In addition, the size of the MegaPanel allows us to offer survey capabilities to help clients better understand consumer attitudes and behavior. By administering real-time customized surveys, focusing, for example, on areas such as brand awareness, online-offline consumption and customer satisfaction, we can provide a robust understanding of the relationship between the online and offline consumer.

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

The MegaPanel service includes both syndicated and custom offerings.  Our current offerings are as follows:

•                  MegaView Online Retail:  Our retail service provides clients with comprehensive insight into the eCommerce landscape–by site and by product category.  Clients can assess total traffic to top retail sites, sales conversion rates, number of purchases and average order sizes, as well as compare the success of customer acquisition, conversion and loyalty by site.

•                  MegaView Financial:  Our financial offering shows detailed activity at online financial services sites, including data related to checking and savings accounts, credit card activity, lending and mortgage information and online trading accounts.  The service allows companies to monitor average account balances, application completion figures and bill-pay activity, as well as to benchmark client performance versus the industry and/or key competitors.

•                  MegaView Search:  Our search product reports on behavior across various search categories, including local, news, shopping and Web. Clients can view search query volume by type, evaluate the contextual advertising potential for search terms and gain a quantitative perspective of business opportunities at search sites.

SiteCensus

In April 2003, we launched our SiteCensus service, a census-based site measurement service designed to address the emerging business needs of media companies, Web publishers and other online companies by providing them with comprehensive data and research metrics about their own Web sites or network of Web sites. In December 2003, we acquired Red Sheriff, a global provider of various Web site measurement services. This acquisition significantly expanded our SiteCensus business and our ability to offer SiteCensus in new global regions.  We currently offer SiteCensus in over twenty countries around the world.

Panel-based research products, such as our NetView service, have historically been the standard by which demographics, frequency and other measurements are used for the buying and selling of online media. SiteCensus was designed to complement panel-based research by measuring every visitor and providing a complete census count. For Web sites with smaller audience sizes, SiteCensus provides focused and detailed research analysis previously unavailable with panel-based research. For larger Web sites, SiteCensus supplements panel-based reporting with different levels of site-centric analysis, offering clients further insight into their Web audience.

The SiteCensus service is provided through use of a page-tagging system. When encoded in any Web site page or component of Web site page, the tag provides an accurate and direct count of every page view, visitor and click in real-time. Page-tagging allows a client to track their entire online audience, including traffic from wireless and hand-held devices, Internet appliances, shared home and office computers and university PCs, as well as public terminals including libraries and

Internet cafes. Data captured from the tags are warehoused, classified and statistically analyzed. A variety of comprehensive reports and metrics are available to clients through a Web-based interface, which can be customized to meet a client’s specific online objectives.

In order to provide a more in-depth view of the visitors to a Web site, SiteCensus allows for the integration of detailed demographic data obtained through online surveys. The SiteCensus survey engine allows us to randomly survey a visitor to a Web site, and incorporate their survey responses into demographic composition reports of a Web site’s audience. Site panels are built by randomly selecting a sample of visitors to the client Web site, or groups of Web sites, for the purpose of delivering surveys. The survey engine enforces a strict, random recruitment process to help ensure that the site panel is representative of the site’s audience.

Our SiteCensus service is currently comprised of three core product offerings:

•                  Customer Intelligence: This census-based service provides companies with the business critical information they need to understand the effectiveness of their Web sites, including unique users, page impressions, session duration and demographic profiling.  This data is used by companies to assess site performance, usage trends, content and product placement, audience circulation, visitor loyalty, search engine performance and visitor behavior. The data is delivered via concisely constructed reporting modules so that each important process can be researched independently and benchmarked internally.

•                  Market Intelligence:  This service provides census-based market rankings that provide insight into a company’s positioning within an industry and relative to its competitors. Market Intelligence also reports on the overall Internet audience behavior among a single company’s site or network of sites.  Market Intelligence enables advertisers and agencies to identify the most effective sites for reaching primary and secondary demographic targets as well as the best groups of sites in order to optimize reach and frequency.  The service also allows companies to identify their own demographic weaknesses within a whole category or against an entire market.

•                  AdIntelligence:  This service provides census-based advertising measurement, thereby allowing online advertisers to measure their online marketing activities.  AdIntelligence, which measures all types of campaign creatives, enables companies to identify the best performing advertising campaigns and delivery locations throughout a marketing plan’s execution.  AdIntelligence also enables advertisers to conduct effective post-campaign analysis, including the measurement of impressions, clicks, campaign unique visitors and frequency.  The AdIntelligence technology may also be deployed across an enterprise advertising network to provide third-party ad delivery verification that can be used to report back to advertisers.

Homescan Online

In November 2003, we jointly announced with ACNielsen the launch of Homescan Online, a product designed to improve the effectiveness of online marketing for the consumer packaged goods (CPG) industry and Web publishers. ACNielsen’s Homescan consumer panel records the offline purchasing behavior of thousands of panelists using ACNielsen’s proprietary in-home UPC code scanners. Homescan Online combines the offline and online data from thousands of members of ACNielsen’s Homescan consumer panel who have also agreed to allow us to track their Internet activity and behavior. As a result, Homescan Online integrates consumer retail purchasing of up to 12,000 CPG brands and online visitors to approximately 1,000 Web sites, enabling CPG marketers to better understand where their consumers are going online and what effect their online marketing is having on offline retail sales. The service also enables Web publishers to more effectively market themselves to the CPG industry by helping CPG marketers better target Web site audiences by their specific brand consumption.

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

WebIntercept

WebIntercept, which we launched in November 2003, offers clients the ability to survey Internet users based on their real-time behavior as they navigate the Internet. Linking surveys to real-time Internet usage and behavior allows clients to reach consumers at a specific moment of interest, as WebIntercept enables surveys to be triggered when a panelist visits a predetermined Web site or exhibits a predetermined behavior. By allowing clients to connect directly with visitors to their own Web site as well as those of their competitors, WebIntercept provides a unique and efficient way for clients to benchmark performance, measure customer satisfaction across an industry and gain access to critical competitive analysis. In addition, WebIntercept’s global panel of approximately three million potential respondents enables clients to collect the number of completed surveys necessary to ascertain localized behavior statistics not readily available with smaller panels.

Custom and Analytical Services

As we have expanded our product offerings to more completely address the media and market research needs of our customers, clients have increasingly relied on us to provide custom research and analytical services. These custom research and analytics services are designed to help clients better utilize and leverage our services with their specific research goals and objectives. Our dedicated analytics team provides in-depth specialized advice to clients of our NetView, AdRelevance, @Plan, MegaPanel, WebRF and WebIntercept products and services. Examples of the types of custom research and analytics projects that we have conducted in recent months include the following:

•                  Search Marketing: An advertising industry body commissioned us to complete a study to determine how search marketing contributes to brand awareness.  Separately, for a leading Web publisher, we completed a global research study to understand how online search behavior changes across detailed user segments.

•                  Advertising Campaign Analysis:  We worked with a large CPG company, a leading ad serving company and a successful Web publisher, all of which use our NetView, MegaView and SiteCensus products, to integrate user-based and server-based audience information.

•                  Multi-channel Analysis: As online media continued to grow during 2004, many clients came to us for a greater understanding of how to incorporate the online world into their overall media plans.  For example, we executed a study for a retail client focusing on the relationship between the Internet and traditional retail channels during the holiday season.

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

For over fifty years, Nielsen Media Research’s core business has been to provide high-quality comprehensive audience viewing information on the television industry. The Nielsen ratings are vital to television program production, distribution and scheduling decision-making, and the currency for transactions between buyers and sellers of television advertising time. In October 1998, we formed a strategic relationship with Nielsen Media Research to develop and market Internet audience measurement products and services in the United States and Canada using our technology with Nielsen Media Research’s proprietary panel methodology. In March 1999, we launched our NetView service, which constituted an Internet audience panel product based on the Nielsen Media Research audience sampling methodology.

Under our agreements with Nielsen Media Research, Nielsen Media Research provides for the development and maintenance of panels in the United States that generate the data for our NetView service. We are responsible for the management, support and ongoing development of the data collection and reporting system. We pay Nielsen Media Research ongoing fees for the costs of maintaining the NetView panels and costs associated with the expansion of such panels. During the second half of 2003, we reached an agreement with Nielsen Media Research to provide us with certain research services in connection with our @Plan service, including telephone recruitment of survey respondents and the administration of online surveys. In the first quarter of 2004, we completed the re-location of our main data center facilities in San Jose, California to Nielsen Media Research’s technology center in Oldsmar, Florida, where Nielsen Media Research provides us with certain technology-hosting services to support our mission critical computing platforms, including server, network, storage and security management.

ACNielsen, which was founded over 75 years ago, is a leading provider of media research services outside North America. It is also a global leader in providing business information, analysis and insights to consumer-packaged goods companies, their brokers and retail organizations. ACNielsen also provides television audience measurement services outside of the United States to customers in over 100 countries. In September 1999, we established ACNielsen eRatings.com, a joint venture with ACNielsen, to develop and maintain audience measurement panels and to market our products and services in international markets. From the formation of the joint venture until May 2002, we had a 19.9% voting interest in the venture and ACNielsen had an 80.1% voting interest in the venture. In May 2002, we acquired all of ACNielsen eRatings.com and entered into a services agreement with ACNielsen pursuant to which ACNielsen will provide us with certain back-office services for a period of five years.

SALES AND MARKETING

As of December 31, 2004, we had 1,429 clients. Our global client base is a diverse group of large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. The users of our products and services at our client companies hold diverse positions, demonstrating the importance of online media and market research to a company’s overall strategy and development. In addition to marketing and business development executives, our users include chief executive officers and presidents, and operations, strategic planning and information technology executives. No client accounted for more than 10% of our revenues in 2004.

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

Our primary marketing objectives are to cross-market new products and services to our global clients and to leverage and build upon Nielsen//NetRatings’ brand awareness throughout our target audiences. To achieve these goals, we engage in a number of marketing activities, including direct e-mail campaigns, conference presentations, industry tradeshow participation, involvement with industry organizations such as the Interactive Advertising Bureau, Online Publishers Association, Direct Marketing Association and Advertising Research Foundation and aggressive public relations. We maintain standing arrangements for the use of our data with key business and trade press including Reuters, The New York Times, USA Today, San Jose Mercury News, Hollywood Reporter, Boston Globe, Chicago Tribune, Sports Business Journal, American Banker, Media Life, Internet Retailer, Women’s Wear Daily and numerous other media outlets. We provide the media with timely insights regarding current events and identify emerging Internet trends, generating valuable press coverage. Our analysts are regularly featured on television and radio broadcasts, including segments on CNBC, CNN and NPR.

INTELLECTUAL PROPERTY

We regard the protection of our proprietary technology and information as important to our future success and ability to compete effectively in our markets. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. The steps we have taken or will take in the future to establish and protect our proprietary rights may not, however, be sufficient to protect our technology and information from infringement or misappropriation, or to deter independent development of similar or superior technologies by others. In addition, the laws of some foreign countries may protect our proprietary rights to a greater or lesser extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, and any such litigation could result in substantial expenses, the loss of significant rights, findings of non-infringement and the diversion of resources from the operation of our business.

We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. In May 2002, NetRatings and Jupiter Media Metrix, Inc. entered into a settlement agreement pursuant to which Jupiter Media Metrix agreed to dismiss with prejudice the patent infringement action it had filed against NetRatings in March 2001. In connection with the settlement, we also acquired patents and patent applications relating to computer use monitoring. As a result, we currently have two issued patents in the United States with regard to our computer use tracking technology (U.S. Patent No. 5,675,510 and U.S. Patent No. 6,115,680). In addition, patents for the technology covered by U.S. Patent No. 5,675,510 have also been issued in Japan, Canada, Australia and Mexico, and we have patent applications pending in other jurisdictions.

As a result of our acquisition of Red Sheriff, we obtained patents and patent applications in the United States and abroad also relating to technology for monitoring use of computer resources including Red Sheriff’s proprietary site-centric Internet audience measurement technology. We currently have four issued patents in the United States with respect to this technology (U.S. Patent No. 5,796,952, U.S. Patent No. 6,138,155, U.S. Patent No. 6,643,696 and U.S. Patent No. 6,673,386).  Patents for the technology covered by these U.S. patents have also been issued in Australia, Canada, Israel, New Zealand and South Korea, and we have patent applications pending in other jurisdictions.

In addition, we have other pending patent applications which relate to our proprietary technology, including pending patent applications for our AdRelevance technology.

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

Our SiteCensus service operates on an around-the-clock global infrastructure. The service’s Web site measurement tags measure a Web site visitor’s experience and delivers the information back to our high capacity measurement collection network consisting of nine fully redundant global data centers. The SiteCensus measurement network currently captures in excess of 90 gigabytes worth of new measurement information from over 300 million transactions on a daily basis. In addition, the SiteCensus technology supports a variety of different software implementations of its measurement techniques, including pure Java, Java with CGI and CGI only.

Our hardware systems are hosted at three professionally managed, off-site computer centers in San Jose, California, Oldsmar, Florida and Paris, France. For our SiteCensus service, our primary research data center is located in Melbourne, Australia, along with eight other data centers worldwide. Backup procedures are built into the processing environment in order to reduce downtime in the event of outages or catastrophic occurrences. Additionally, our data centers provide physical security, climate control, 24 hour a day monitoring services and fire suppression systems to help ensure the security and continued operation of our technology.

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

We face competition in the United States and abroad for each of our products and services. We face direct competition from companies, such as comScore Networks, that provide panel-based Internet measurement services. We also directly compete with numerous providers of site-centric Web analytics solutions, including CoreMetrics, Omniture, NetIQ and WebSideStory. In addition, we face competition from companies that offer survey research capabilities relating to online behavior and activity, such as Harris Interactive and Greenfield Online. We compete less directly with the providers of syndicated and custom research on Internet behavior and commerce. Finally, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop new or alternative audience measurement technologies.

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

EMPLOYEES

As of December 31, 2004, we had 368 full-time employees. Our employees in the United States are not covered by a collective bargaining agreement. Outside of the United States, we are subject to extensive regulation with respect to our employees in various jurisdictions. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

AVAILABLE INFORMATION

We make available on our website (http://www.nielsen-netratings.com) under “About Us”_“Investor Relations”_“SEC Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

Our primary executive offices in the United States are located in New York, New York, where we lease approximately 12,000 square feet, and Milpitas, California, where we lease approximately 30,000 square feet. We also lease office space in Seattle, Washington.

Outside of the United States, we lease office space in various countries, including the United Kingdom, Italy, Spain, France, Germany, Australia, Japan, China and Hong Kong.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 10 of the Notes to Financial Statements under the heading “Litigation” and such information is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

                      ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “NTRT”. The following table sets forth the range of high and low closing sales prices for each period indicated. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During the periods indicated, we have not effected any stock split.

	2004		2003
	High	Low	High	Low

First Quarter	$12.92	$9.85	$6.99	$5.50
Second Quarter	16.29	10.52	9.62	6.02
Third Quarter	17.83	12.80	11.26	7.95
Fourth Quarter	20.71	17.72	11.65	9.36

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Holders of Common Stock

As of February 28, 2005, there were approximately 59 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of December 31, 2004, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,101,536	$10.21	671,000
Equity compensation plans not approved by security holders*	9,569	$106.84	—
Total	4,111,105	$10.43	671,000

*  Assumed in connection with our acquisition of eRatings in May 2002.

ITEM 6.                       SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein:

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$59,294	$41,432	$29,706	$23,504	$20,411
Gross profit	36,237	20,956	13,255	10,240	7,700
Total operating expenses	56,422	50,665	53,128	37,830	39,615
Operating loss	(20,185)	(29,709)	(39,873)	(27,590)	(31,915)
Net loss	(17,419)	(25,135)	(38,876)	(17,634)	(14,302)
Basic and diluted net loss per common share	$(0.50)	$(0.74)	$(1.17)	$(0.54)	$(0.45)
Weighted average shares outstanding used in computing basic and diluted net loss per common share	34,637	33,792	33,168	32,864	31,969

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$197,602	$210,039	$241,411	$322,563	$334,022
Working capital	183,755	185,376	214,630	307,668	320,175
Total assets	314,457	314,923	331,266	341,699	351,165
Deferred revenue	11,435	10,449	10,823	7,031	10,876
Total stockholders’ equity	$280,438	$274,054	$288,666	$318,468	$326,101

In 2002 and 2003, the Company completed several acquisitions which impacted the results of operations for those years and future years.  Also in 2002, the Company incurred expenses related to a restructuring and a write-off of investments.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives.  We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries.  VNU N.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, currently owns approximately 60% of our outstanding common stock.

Our revenues for the year ended December 31, 2004 totaled $59.3 million, compared to $41.4 million and $29.7 million for the years ended December 31, 2003 and December 31, 2002, respectively. As of December 31, 2004, we had 1,429 clients, compared to 1,098 clients as of December 31, 2003 and 748 clients as of December 31, 2002.  The increases in our revenues and number of clients during the last few years is the result of both acquisitions that we have completed as well as organic growth in our product portfolio.  We expect our revenues and client base to continue to grow as (i) our recently launched products gain marketplace acceptance, (ii) we develop additional products and services and (iii) we launch our products and services in new international territories.

We have incurred operating losses and net losses since our inception and, as of December 31, 2004, our accumulated deficit was $136.9 million.  Since the beginning of 2002, however, we have made significant progress in reducing our annual operating loss and annual net loss.  Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003 and to $20.2 million in 2004.  Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003 and to $17.4 million in 2004.  Our ability to reduce our operating and net losses, and our belief that we will make further progress in reducing such losses in 2005, is attributable to a number of factors.  First, we expect the revenue growth we have experienced in the past few years to continue.  Second, a significant initial investment was required to launch certain of our services in 2003 and 2004, including our MegaPanel services, and while the ongoing expense to operate such services will continue, we expect such expenses to be less than the initial expenses required to launch such services.  In addition, because we offer syndicated panel services, and because we are able to utilize our existing databases to expand our custom analytical offerings, our revenue growth does not require a corresponding increase in our expenses.

As of December 31, 2004, our cash and cash equivalents and short-term investments totaled $197.6 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

In the first half of 2002, we acquired AdRelevance, our online advertising expenditure service, and @Plan, which provides demographic, lifestyle and product preference information.  During 2002, we also made strategic acquisitions designed to expand our NetView service around the world, which provides detailed panel-based Internet audience information.  These included our acquisition of NetValue S.A., an international provider of Internet audience measurement services, and the purchase from ACNielsen Corporation of the 80.1% interest in ACNielsen eRatings.com that we did not already own.  Since the beginning of 2003, we have acquired LemonAd (now branded AdRelevance(i)), our international online advertising measurement service, and Red Sheriff, a global provider of site-centric-based Internet audience measurement tools.

In conjunction with these strategic acquisitions, we have also devoted significant resources to internal product development.  Our key new products and services include (i) MegaPanel, which includes our vertical offerings, such as MegaView Financial, MegaView Retail and MegaView Search, as well as WebIntercept, a behavioral-based online survey research tool that provides surveying capabilities on real-time Internet behavior; and (ii) Homescan Online, a joint initiative with ACNielsen that combines offline consumer purchasing data with Internet audience measurement data.  We believe these new products and services, as well as additional MegaPanel offerings, will be important to our financial performance over the next few years.

Revenue Overview

We generate revenues primarily from the sale of our Internet media and market research products and services, which include both syndicated products and customized products.  Syndicated products currently represent a very significant majority of our total revenues, and our goal is for syndicated products to continue to represent a significant majority of our total revenues.

We sell a majority of our syndicated products and services on an annual subscription basis.  We recognize revenue from the sale of our syndicated products and services ratably over the term of the subscription agreement.  Subscription fees invoiced in advance are recorded as deferred revenue until earned.  Revenue from customized products and services is recognized in the period in which the product or service is provided.  As a result, a significant portion of revenue recognized in any period results from the amortization of deferred revenue balances.

In France, Japan and Latin America, we offer many of our services through joint ventures with leading local market research and information services companies.  We currently own 56.8% of NetRatings Japan, our Japanese subsidiary, while the remaining ownership interest is owned by TransCosmos, Dentsu.com and other investors.  We currently own 66% of Mediametrie NetRatings, our French subsidiary, and the remainder is owned by Mediametrie.  We currently own 49% of Ibope eRatings.com, our Latin American joint venture, and the remainder is owned by Ibope.  NetRatings uses the equity method to account for its investment in Ibope eRatings.com.  In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service.  As a result of the Red Sheriff acquisition, we also obtained a 50% ownership interest in an Italian company, Red Sheriff S.r.l., which offers site-centric-based services in Italy.  On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l.

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294

We expect our 2005 revenues to exceed our 2004 revenues, primarily as a result of sales from our new products and services and the launch of our new and existing products and services in new international territories.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, contingencies and litigation. Our management bases its estimates and judgments about the carrying values of assets and liabilities on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We sell a majority of our products and services pursuant to one-year subscription agreements. We recognize revenue from the sale of these subscription products and services ratably over the term of the subscription agreement. Subscription fees invoiced are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

Accounting for Joint Venture Transactions

The results of operations for each joint venture entity are reflected in the consolidated results of operations beginning on the date that we acquired majority control of such entity.  In the second quarter of 2002, we acquired a majority interest in ACNielsen eRatings.com.  In the second quarter of 2003, we acquired a majority interest in NetRatings Japan, our Japanese joint venture, and in the fourth quarter of 2003, we acquired a majority interest in Mediametrie NetRatings, our French joint venture.  Our transactions with these three entities prior to our acquisition of majority control, as well as our transactions with our Latin American joint venture, Ibope eRatings.com, and our Italian joint venture, Red Sheriff S.r.l., are accounted for in our financial statements as set forth below.  In the first quarter of 2005, we acquired the remaining 50% interest in Red Sheriff S.r.l. and we will, as a result, consolidate the results of operations for such entity from the date of acquisition.

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

Legal Contingencies

We are currently involved in certain legal proceedings as described in Note 10 of our Financial Statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with FAS 5. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. Losses are recognized for legal contingencies when both the probability of occurrence and the loss can be reasonably estimated. We do not believe the outcomes to these matters will have a material adverse effect on our financial position. Nonetheless, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to these proceedings.

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

We performed our annual evaluation of goodwill and intangibles as of October 1, 2004 at which time no impairment was indicated.  There has been no indication of impairment since October 1, 2004.

Results of Operations

The following table sets forth for the years indicated certain financial data as a percentage of revenue:

	2004	2003	2002

Revenue	100%	100%	100%
Costs of revenue	39%	49%	55%
Gross profit	61%	51%	45%
Operating expenses:
Research and development	20%	24%	30%
Sales and marketing	38%	41%	46%
General and administrative	21%	25%	22%
Restructuring and other expenses	(1)%	—	31%
Litigation settlement recovery	(3)%	—	—
Acquisition-related expenses	—	—	10%
Amortization of intangibles	6%	9%	8%
Stock-based compensation	13%	22%	32%
Total operating expenses	94%	122%	179%
Loss from operations	(33)%	(72)%	(134)%
Interest income, net	5%	10%	27%
Loss on joint ventures	—	—	(9)%
Impairment of investments	—	—	(15)%
Minority interest	—	1%	—
Net loss	(28)%	(61)%	(131)%

The following table sets forth operating results for each of the four quarters ended December 31, 2004 and 2003:

	2004
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)

Revenue	$13,266	$14,473	$15,623	$15,932
Gross profit	7,362	8,440	9,970	10,465
Loss from operations	(7,249)	(4,817)	(5,057)	(3,062)
Net loss	(6,490)	(4,272)	(4,346)	(2,311)
Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.12)	$(0.07)

	2003
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)

Revenue	$9,021	$10,201	$10,611	$11,599
Gross profit	4,813	5,010	5,582	5,551
Loss from operations	(6,523)	(7,399)	(7,484)	(8,303)
Net loss	(5,185)	(6,133)	(6,541)	(7,276)
Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.19)	$(0.21)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from joint venture and other distribution partners.

As of December 31, 2004, 1,429 customers worldwide subscribed to our products and services.  As of December 31, 2003, 1,098 customers worldwide subscribed to our products and services.  The increase of 331 customers during 2004 is the result of organic growth in our worldwide customer base in 2004, including the addition of 91 customers in the fourth quarter of 2004.  We expect our global customer base to continue to increase in the next few quarters as we market and sell our new products and services and expand into new geographical markets.

Our global contract renewal rate was 80% for the fourth quarter of 2004, an increase over the global contract renewal rate of 74% for the fourth quarter of 2003. Our global average sales price was $46,000 for the fourth quarter of 2004, compared with $61,000 for the fourth quarter of 2003. The average sales price decreased due to the acquisition in December 2003 of Red Sheriff’s customer contracts, which typically have a lower average selling price.  During the year ended December 31, 2004, no customer accounted for more than 10% of our revenue.

Revenue increased 43% to $59.3 million for the year ended December 31, 2004, compared to $41.4 million for the year ended December 31, 2003.  The acquisitions we completed in 2003 contributed approximately $10.9 million of the increase in revenue.  The remaining increase in revenue was primarily organic growth due to (i) new business sales of our products and services; (ii) the launch of new product offerings; (iii) price increases for existing products and services; (iv) an increase in sales of our custom research and analytical services; and (v) the impact of foreign exchange rates relating to our international revenue.  The increase in revenue was partially offset by the discontinuation of our custom panel in Germany.

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

Cost of revenue increased 13% to $23.1 million, or 39% of revenue, for the year ended December 31, 2004 from $20.5 million, or 49% of revenue for year ended December 31, 2003.  The increase in cost of revenue was due primarily to (i) the acquisitions in 2003 for which we have incurred cost of revenue expense from their acquisition dates; (ii) additional costs to build our MegaPanel in the United States in the first half of 2004; and (iii) the impact of foreign exchange rates relating to our international operations.  The increase was partially offset by (i) reductions in our NetView home and work panel recruitment costs; (ii) reduced expenses for @Plan as a result of retaining Nielsen Media Research to handle recruitment; (iii) reduced costs to operate our data center in the United States; and (iv) reductions in our international MegaPanel and NetView panel costs.  As a percentage of revenue, our cost of revenue decreased 10% from 2003 to 2004.  This decrease is due to the fact that a large portion of the expense related to launching a new product is incurred prior to the launch of such product.  Once a product is launched, however, the cost of operating and maintaining such product is reduced and, as a result, our cost of revenue declines as a percentage of revenue.  During 2003, we incurred significant expenses related to launching our new products, particularly MegaPanel, and these expenses declined in 2004.

Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses increased 20% to $12.0 million, or 20% of revenue, for the year ended December 31, 2004 from $10.0 million, or 24% of revenue, for the year ended December 31, 2003. The increase in research and development expenses was primarily due to (i) increased research and development personnel and associated payroll expenses resulting from our acquisitions in 2003 and (ii) additional quality assurance and research and development personnel primarily related to our MegaPanel service.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales an d marketing expenses increased 33% to $22.8 million, or 38% of revenue, for the year ended December 31, 2004 from $17.1 million, or 41% of revenue, for the year ended December 31, 2003.  The increase in sales and marketing expenses was primarily related to (i) an increase in salary-related and travel expenses as a result of additional employees from our acquisitions in 2003; (ii) additional personnel in our analytics area related to the launch of our MegaPanel service; and (iii) the impact of foreign exchange rates relating to our international operations.  The increase was partially offset by reductions in the number of personnel in our sales department.

 General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 19% to $12.6 million, or 21% of revenue, for the year ended December 31, 2004 from $10.5 million, or 25% of revenue, for the year ended December 31, 2003.  The increase in general and administrative expenses was primarily due to (i) higher expenses, particularly personnel costs, resulting from the acquisitions completed during 2003; (ii) the impact of foreign exchange rates relating to our international operations; and (iii) higher expenses related to compliance with new corporate governance regulations, particularly Section 404 of the Sarbanes-Oxley Act of 2002.  The increase was partially offset by savings in costs to support our internal information technology requirements.

Restructuring Expenses.  During the first quarter of 2004, the Company negotiated an amendment to the lease for its offices in Milpitas, California which included a release from its obligations for the abandoned portion of the facility, resulting in a reversal of restructuring expense of $525,000.

Litigation Settlement Recovery.  During the fourth quarter of 2002, NetRatings expensed costs related to the settlement in

2002 of the patent litigation initiated against the Company by Jupiter Media Metrix, Inc.  In the second quarter of 2004, NetRatings received, net of legal fees, $1.8 million from the Company’s insurance company in reimbursement for these expenses.

Amortization of Intangibles.  Amortization of intangible expenses decreased 4% to $3.7 million, or 6% of revenue, for the year ended December 31, 2004 from $3.9 million, or 9% of revenue, for the comparable period in 2003.  The decrease was primarily due to some assets reaching their final amortization period during 2004.  The decrease was partially offset by additional amortization related to specifically identified intangibles associated with the acquisition of Red Sheriff in the fourth quarter of 2003.

Amortization of Stock-based Compensation.  Stock-based compensation represents amortization of deferred service costs related to stock warrants which Nielsen Media Research exercised in December 1999.  Amortization of stock-based compensation expenses decreased 17% to $7.6 million, or 13% of revenue, for the year ended December 31, 2004 from $9.1 million, or 22% of revenue, for the comparable period in 2003.  The decrease is the result of reaching the final amortization period for the deferred service costs.  As of December 31, 2004 the deferred service costs are fully amortized.  Accordingly, no amortization costs related to the stock warrants exercised by Nielsen Media Research in December 1999 will be incurred in future periods.

In 2005, the Board of Directors and compensation committee approved grants of restricted stock in connection with certain modifications to the Company's compensation policy.  As a result of these restricted stock grants and the adoption of SFAS No. 123R, we will record stock-based compensation expense during 2005.

Equity in Earnings (Losses) of Joint Ventures.  Equity in earnings from joint ventures was $0.1 million for each of the years ended December 31, 2004 and 2003.  In 2004, the equity in earnings from joint ventures primarily reflected our equity in the earnings of our joint venture in Italy, Red Sheriff S.r.l., which was partially offset by losses related to Ibope eRatings, our Latin America joint venture, in the first quarter of 2004.  As a result of the losses incurred by Ibope eRatings.com, our balance in our investment in Ibope eRatings.com was zero as of March 31, 2004, therefore no losses were recorded after the first quarter of 2004.  In 2003, the equity in earning from joint ventures reflected our equity in earnings (losses) related to Ibope eRatings, Mediametrie NetRatings and NetRatings Japan through the respective dates that our ownership in each joint venture increased and, accordingly, we began consolidating their results of operations in our financial statements.

Interest Income, Net.  Interest income, net, decreased 29% to $2.9 million for the year ended December 31, 2004, from $4.1 million for the year ended December 31, 2003.  The decrease in interest income was due to an overall reduction in cash and cash equivalents as compared with the beginning of 2003 as a result of acquisitions and the funding of our operations during 2003 and 2004.  The reduction in cash in 2004 was partially offset by cash received as a result of the exercise of employee stock options during the year.

Minority Interest.  Minority interest was $(242,000) and $455,000 for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, we held majority interests in Red Sheriff, NetRatings Japan and Mediametrie NetRatings.  Red Sheriff had a negative equity balance on the date we acquired majority control of Red Sheriff and, therefore, we recognized 100% of the loss of Red Sheriff during the first half of 2004.  Minority interest for the year ended December 31, 2003 primarily represented the minority interest in the net losses of NetValue, MMXI Switzerland and NetRatings Japan.

Operating Loss and Net Loss.  Operating loss decreased 32% to $20.2 million, or 33% of revenue, for the year ended December 31, 2004 from $29.7 million, or 72% of revenue, for the year ended December 31, 2003. For the year ended December 31, 2004, our net loss decreased to $17.4 million, or $0.50 per share, on approximately 34.6 million weighted average shares outstanding, as compared with a net loss of $25.1 million, or $0.74 per share, on approximately 33.8 million weighted average shares outstanding, for the year ended December 31, 2003. The decreases in operating loss and net loss were primarily due to (i) increased revenue from organic growth and our acquisitions in 2003; (ii) decreased cost of revenue related to our NetView home and work panels and @Plan recruitment costs; (iii) decreased amortization of stock-based compensation; (iv) the litigation settlement recovery; and (v) reversal of restructuring expenses.  These improvements to operating loss and net loss were partially offset by (i) increases in cost of revenue and operating expenses related to our acquisitions in 2003; (ii) additional quality assurance and research and development personnel primarily related to our MegaPanel service; (iii) lower interest income; and (iv) higher expenses related to compliance with new corporate governance regulations, particularly Section 404 of the Sarbanes-Oxley Act of 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from joint venture partners.

As of December 31, 2003, 1,098 customers worldwide subscribed to our products and services.  As of December 31, 2002, 748 customers worldwide subscribed to our products and services.  The increase of 350 customers during 2004 is largely attributable to the acquisitions of Red Sheriff and NetCrawling in 2003.  Apart from our acquisitions, however, we increased our worldwide customer base, including the addition of 17 customers in the fourth quarter of 2003.

Our global contract renewal rate was 74% for the fourth quarter of 2003, an increase over the global contract renewal rate of 64% for the fourth quarter of 2002. Our global average sales price was $61,000 for the fourth quarter of 2003, compared with $60,000 for the fourth quarter of 2002. During the year ended December 31, 2003, no customer accounted for more than 10% of our revenue.

Revenue increased 39% to $41.4 million for the year ended December 31, 2003 from $29.7 million for the year ended December 31, 2002.   The acquisitions we completed in 2002 contributed approximately $10.0 million of the increase in revenue.  The remaining increase in revenue was primarily organic growth due to (i) new business sales of our products and services; (ii) a custom panel in Germany; (iii) price increases for existing products and services; and (iv) the impact of foreign exchange rates relating to our international revenue.

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

Cost of revenue increased 24% to $20.5 million, or 49% of revenue, for the year ended December 31, 2003, from $16.5 million, or 55% of revenue, for the year ended December 31, 2002. The increase in cost of revenue was primarily due to (i) recruitment and panel costs related to the expansion of our international MegaPanel and the building of our MegaPanel in the United States; (ii) the impact of foreign exchange rates relating to our international operations; (iii) recruitment and panel costs related to building our Hispanic panel; (iv) additional costs of revenue related to the NetCrawling acquisition completed in the third quarter of 2003; (v) the full consolidation of the operating results of NetRatings Japan beginning in the second quarter of 2003; and (vi) recruitment and panel costs related to a custom panel in Germany. These increases were partially offset by a reduction in panel related fees associated with our U.S. home and at-work panels.

Research and Development Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses increased 14% to $10.0 million for the year ended December 31, 2003 from $8.8 million for the year ended December 31, 2002. Research and development expenses represented 24% and 30% of revenue for the years ended December 31, 2003 and 2002, respectively. The increase in research and development expenses was primarily due to (i) increased research and development personnel and associated payroll expenses resulting from our acquisitions in 2002 and 2003; (ii) expenses incurred in connection with moving our data center to a new facility in Florida during the fourth quarter of 2003; and (iii) the impact of foreign exchange rates relating to our international operations.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 24% to $17.1 million for the year ended December 31, 2003 from $13.8 million for the year ended December 31, 2002. Sales and marketing expenses represented 41% and 46% of revenue for the years ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses was primarily due to (i) an increase in salary-related and travel expenses as a result of additional employees from our 2002 and 2003 acquisitions; (ii) the consolidation of the operating results of NetRatings Japan beginning in the second quarter of 2003; (iii) the impact of foreign exchange rates relating to our international operations; and (iv) increase in bonus and commission expenses due to higher contract sales in 2003. The increases are partially offset by a reduction in public relations, corporate marketing and trade show expenses during 2003.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 64% to $10.5 million for the year ended December 31, 2003 from $6.4 million for the year ended December 31, 2002. General and administrative expenses represented 25% and 22% of revenue for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to (i) higher payroll, travel and related expenses resulting from the acquisitions completed during 2002 and 2003; (ii) the impact of foreign exchange rates relating to our international operations; (iii) higher payroll expenses due to the consolidation of the operating results of NetRatings Japan beginning in the second quarter of 2003; and (iv) higher legal expenses resulting from legal actions initiated in 2003.

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

Amortization of Intangibles.  Amortization of intangible expenses increased 61% to $3.9 million, or 9% of revenue, for the year ended December 31, 2003 from $2.4 million, or 8% of revenue, for the year ended December 31, 2002. The increase was the result of including a full year of amortization in 2003 of specifically identified intangibles associated with the acquisitions of AdRelevance, @Plan, eRatings, NetValue and other intangible assets, including patents.

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

Equity in Earnings (Losses) of Joint Ventures.  For the year ended December 31, 2003, gain from joint ventures was $66,000 or 0.1% of revenue. Loss from joint ventures was $2.5 million or 9% of revenue for the year ended December 31, 2002. The variance was primarily due to our acquisition of the remaining equity interest in ACNielsen eRatings in May 2002 and our increase in ownership in NetRatings Japan in April 2003, after which each of their gains and losses have been reported in our consolidated results rather than in equity in earnings (losses) of joint ventures.

Impairment of Investments.  Management performs regular reviews to determine if investments are impaired. During our fourth quarter 2002 review, we determined that two of our investments in equity securities were impaired due to changes in the companies‘ business models and their deteriorating financial position. Since we concluded that these impairments were other than temporary, we recognized one-time non-cash charges of $4.5 million. As of December 31, 2002, we have written down our long-term investments to zero and there was no corresponding impairment of investments in 2003.

Interest Income, Net.  Interest income, net, decreased 50% to $4.1 million for the year ended December 31, 2003 from $8.0 million for the year ended December 31, 2002. The decrease reflects an overall reduction of interest rates in 2003 as compared with 2002. The decrease in interest income also resulted from an overall reduction in cash and cash equivalents as compared with the beginning of 2002 as a result of the repurchase of common stock from two former executives in the first quarter of 2002, the acquisitions that were completed in 2002 and 2003 and the funding of our normal operations.

Minority Interest.  For the year ended December 31, 2003, we held majority interests in NetValue, MMXI Switzerland, NetRatings Japan and Mediametrie NetRatings. For the year ended December 31, 2002, we held a majority interest in NetValue. Minority interest in profit for the years ended December 31, 2003 and 2002 was $455,000 and $17,000, respectively.

Operating Loss and Net Loss.  Operating loss decreased 25% to $29.7 million, or 72% of revenue, for the year ended December 31, 2003 from $39.9 million, or 134% of revenue, for the year ended December 31, 2002. For the year ended December 31, 2003, our net loss decreased to $25.1 million, or $0.74 per share on approximately 33.8 million weighted average shares outstanding, as compared with a net loss of $38.9 million, or $1.17 per share on approximately 33.2 million weighted average shares outstanding, for the year ended December 31, 2002. The decrease in operating loss and net loss is primarily due to (i) an increase in overall revenues in 2003; (ii) impairment of prior investments recorded in 2002; (iii) the restructuring and other expenses incurred in 2002; (iv) acquisition-related expenses in 2002 related to our terminated merger with Jupiter Media Metrix; and (v) the reduction in amortization of stock-based compensation. These decreases were partially offset by (i) an increase in our cost of revenue expenses; (ii) an increase in research and development, sales and marketing and general and administrative expenses; (iii) higher amortization of intangibles; (iv) lowered interest income; and (v) a decrease in minority interest.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

At December 31, 2004, the Company‘s cash and cash equivalents and short-term investments were $197.6 million, compared with $210.0 million at December 31, 2003.

Cash used in operating activities was $13.4 million in 2004, due to our net loss of $17.4 million and cash used in working capital changes of $10.5 million, partially offset by non-cash expenses of $14.5 million. The non-cash expenses include $7.6 million for stock-based compensation, $2.8 million for depreciation, $3.7 million for amortization of intangible assets, $0.3 million for provision for doubtful accounts, $0.2 million related to minority interest and $(0.1) related to equity in earnings of joint ventures. Cash used in operating activities was $17.1 million in 2003, due to our net loss of $25.1 million and cash used in working capital changes of $6.8 million, partially offset by non-cash expenses of $14.8 million. The non-cash expenses included $9.1 million for stock-based compensation, $2.1 million for depreciation, $3.9 million for amortization of intangible assets, $0.2 million for provision for doubtful accounts and $(0.5) million related to minority interest. Cash used in operating activities was $18.8 million in 2002 due to our net loss of $38.9 million and cash used in working capital changes of $1.6 million, partially offset by non-cash expenses of $21.7 million. The non-cash expenses included $9.5 million for stock-based compensation, $2.6 million for depreciation, $2.6 million for loss on joint ventures, $2.4 million for amortization of intangible assets and $4.5 million for impairment of investments, and $0.1 for provision for doubtful accounts.  We expect to continue to use cash in 2005 to fund our operations.

Net cash used in investing activities during 2004 was $20.6 million, resulting from cash paid for acquisitions, net of cash acquired, of $10.1 million, acquisitions of property and equipment of $4.8 million, loans to related parties of $0.7 million and net purchases of our short-term investments of $5.0 million.  Net cash provided by investing activities during 2003 was $16.3 million, resulting from net sales of our short-term investments of $32.2 million and a decrease in loans to related parties of $0.4 million. The increase was partially offset by cash paid for acquisitions, net of cash acquired, of $14.5 million and acquisition of property and equipment of $1.8 million. Net cash provided by investing activities during 2002 was $67.7 million, resulting from net sales of our short-term investments of $110.9 million. In 2002, the increase was partially offset by cash paid for acquisitions, net of cash acquired, cash investments in joint ventures and patent settlement and acquisition costs totaling $40.4 million, and acquisition of property and equipment of $2.8 million.  We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations and other potential strategic investments.

Net cash provided by financing activities totaled $16.8 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively, primarily resulting from the exercise of options and the purchase of stock through our employee stock option and stock purchase plans.  Net cash used in financing activities totaled $18.8 million for the year ended December 31, 2002. This was primarily related to $20.6 million used to repurchase 1.5 million shares of common stock from two former executive officers, offset by the exercise of options and stock issued through our employee stock option and stock purchase plans, totaling $1.9 million.

The following summarizes our contractual obligations as of December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$9,665	$2,583	$4,403	$2,461	$218
Purchase Obligations*	17,374	7,405	6,822	3,147	—
Other Long-Term Liabilities Reflected on Our Balance Sheet Under GAAP	—	—	—	—	—
Total	$27,039	$9,988	$11,225	$5,608	$218

*  The expected timing of payment of the purchase obligations set forth above, which consist primarily of panel and data center costs,  is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We incurred net losses of $38.9 million for the year ended December 31, 2002, $25.1 million for the year ended December 31, 2003 and $17.4 million for the year ended December 31, 2004. As of December 31, 2004, our accumulated deficit was $136.9 million.  We intend to continue to incur significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS

We were incorporated in July 1997 and did not start generating revenue until the quarter ended September 30, 1998. We introduced our NetView service in the quarter ended September 30, 1999. Many of our other products and services were first offered by us during the last few years. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, many of which may be beyond our control, including:

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

IF OUR NEW PRODUCTS OR SERVICES DO NOT GENERATE THE REVENUES THAT WE ANTICIPATE, OUR FINANCIAL RESULTS WILL SUFFER

During the past few years, we launched a number of new products and services that we believe will generate interest in the marketplace and result in increased revenues in the coming years. Our financial results during 2005 and beyond will depend in part on the success of these new product initiatives and our ability to generate meaningful revenues from them. If we fail in our efforts to market and sell these new products and services, our financial results will be negatively affected. Furthermore, we believe that our new products and services fill gaps in our product portfolio and that the introduction of new products will not result in decreased sales of our existing products. If we are mistaken in our view of the marketplace, and the introduction of these new products results in decreased sales of our existing portfolio, then our financial results will also be negatively affected.

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

INVESTOR CONFIDENCE AND OUR SHARE PRICE MAY BE ADVERSELY IMPACTED IF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM IS UNABLE TO ATTEST TO THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2004, AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

The Securities and Exchange Commission, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, a public company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of such company’s internal control over financial reporting.  These reports and attestations were originally required to be filed with this Annual Report on Form 10-K.  In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. Because we elected to utilize this 45 day extension, our deadline for filing these reports has been extended. These reports will be included in an amended Form 10-K expected to be filed within the deadlines prescribed by the exemptive order.

If our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. In the event that management is unable to complete its assessment of the effectiveness of our internal controls over financial reporting or our independent registered public accounting firm is unable to attest to management’s assessment, then we could be subject to regulatory scrutiny, class action lawsuits and a loss of public confidence in our internal controls.   In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH AND ACNIELSEN FOR VARIOUS SERVICES RELATED TO OUR DOMESTIC AND INTERNATIONAL OPERATIONS

The data for our NetView service is collected from randomly-selected panels of Internet users. Our NetView Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. In addition, ACNielsen has granted us a license to use ACNielsen’s sampling methodology and the “Nielsen“ name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide us with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as specific back office services. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen or our other business partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT’S ATTENTION AND RESOURCES

As a result of our acquisitions in the past few years, we offer our products and services in numerous countries around the world. Our international markets will require significant management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage and electronic commerce in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate.

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

CONCERN OVER SPYWARE COULD IMPAIR OUR ABILITY TO RECRUIT PANELISTS OR MAINTAIN PANELS OF SUFFICIENT SIZE TO MEET CLIENT DEMAND, WHICH IN TURN COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO PROVIDE OUR PRODUCTS AND SERVICES

Public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.”  These types of programs are often installed on a computer without the consent of the user or without the user’s full understanding while navigating the Internet.  Concern over spyware and adware might cause users to be less inclined to download software from the Internet, including our proprietary metering technology, which could make it difficult to recruit additional panelists or maintain panels of sufficient size to meet client demand.

Moreover, in response to spyware and adware concerns, numerous programs are available (many of which are available for free) that claim to identify and remove spyware and adware from users’ computers.  While our technology is not spyware, some of these anti-spyware programs have identified our software as spyware or as a potential spyware application.  We actively seek to persuade the authors of these anti-spyware programs that our software should not be included on their lists of spyware applications or potential spyware applications.  However, to the extent that we are not successful, or to the extent that new anti-spyware programs classify our software as spyware or as a potential spyware application, our goodwill might be harmed and users of these programs might uninstall our software.  Loss of goodwill or a decrease in the size of our panels could increase the cost of recruiting panelists and materially adversely affect our ability to provide our products and services to our clients, which in turn could cause our expected revenues to decline.

TECHNOLOGICAL CHANGES MAY RESULT IN WIDESPREAD BLOCKING OR ERASING OF COOKIES, WHICH COULD REDUCE THE AMOUNT AND VALUE OF THE INFORMATION WE COLLECT AND ADVERSELY AFFECT OUR ABILITY TO PROVIDE OUR PRODUCTS AND SERVICES TO CLIENTS

Our SiteCensus technology currently uses “cookies” and “action tags” to track the behavior of Internet users.  Cookies are small files of information placed on an Internet user’s computer to collect information about the user’s visits to a Web site.  An action tag, also known as “web beacon,” “pixel tag,” and “clear gif,” generally consists of a small string of invisible code that represents a graphic image request on a Web page that companies place on their Web sites to allow them to analyze the general usage patterns of visitors to their Web sites. Third-party software and our own technology and privacy policy make it easy for users to block or delete our cookies. Software programs, sometimes marketed as adware or spyware detectors, may block our cookies by default or prompt users to delete or block our cookies. If a large percentage of users delete or block our cookies, this could, among other things, reduce the amount and value of the information we collect, cause us to spend substantial money and time to change our technology, and adversely affect our ability to provide our SiteCensus service to our clients.

Changes in Web browsers may also encourage users to block our cookies or impair our ability to use cookies and action tags for data collection purposes.  Technologies like the Platform for Privacy Preferences (P3P) may also limit the collection of information from cookies and action tags.  If these or other technological changes are implemented and we are unable to adapt our technology and practices adequately in response to these changes, then the value of our SiteCensus service will be substantially impaired.

PRIVACY CONCERNS COULD LEAD TO LEGISLATIVE, REGULATORY AND OTHER LIMITATIONS THAT COULD AFFECT OUR ABILITY TO COLLECT AND USE INFORMATION ABOUT INTERNET USERS, IMPAIR OUR ABILITY TO PROVIDE OUR PRODUCTS AND SERVICES TO CLIENTS AND EXPOSE US TO LIABILITY

Privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users both in the United States and abroad. Restrictions could be placed upon the collection, management, aggregation and use of information, which could require significant engineering time and resources.  Recently, the legislatures of the States of Utah and California enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.“ Similar legislation has been introduced in other states and the U.S. Congress, including the Safeguard Against Privacy Invasions Act in the House of Representatives and the SPYBLOCK Act in the Senate.  In addition, the European Union has adopted a directive requiring the disclosure of the use of cookies and instructions on their removal. It is possible that this legislation or future legislation intended to regulate spyware could affect our ability to collect information, which could prevent us from operating or distributing some of our products and services or which could require us to change our business practices.  In addition, failure to comply with the law and regulatory requirements may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. The occurrence of one or more of these events could materially harm our business, results of operation and financial condition.

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

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

Our future success depends in large part on our ability to attract, retain and motivate highly skilled employees in many locations around the world. Although we provide compensation packages that include competitive salaries, stock options, restricted stock, bonus incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. If we are unable to attract or retain key employees, our business would suffer.

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

The servers on which we collect our panel members’ data reside in Nielsen Media Research’s facilities in Oldsmar, Florida. We currently do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of Nielsen Media Research’s computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at Nielsen Media Research’s computer facility could result in interruptions in the flow of data to our servers. In addition, any failure by Nielsen Media Research’s computer facility to provide our required data communications capacity could result in interruptions in our service. In the event Nielsen Media Research should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could be costly and result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

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

Personal information regarding our panelists is included in the data that our software captures from a panelist’s Internet use. Our panel data are released only on an anonymous basis. However, if a person were to penetrate our network security or otherwise misappropriate sensitive data about our panel members, our reputation could be harmed or we could be subject to claims or litigation arising from damages suffered by panel members as a result of such misappropriation.  Under California SB 1386, companies that maintain data on California residents are required to inform individuals of any security breaches that result in their personal information being stolen.  In the event that any personal information about our panelists residing in California was misappropriated, we could incur significant costs in complying with the disclosure requirements of California SB 1386.  In addition, any such disclosure could harm our reputation and result in a higher rate of panel attrition.

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

In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to enhance our internal controls and hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. For example, in 2004 we hired outside consultants to assist us with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which resulted in additional general and administrative expenses during 2004.  Insurers may also increase premiums, causing our premiums for various insurance policies, including our directors’ and officers’ insurance policy, to increase. Changes in the accounting rules, in particular the rules relating to accounting for employee stock options, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of stock options we grant to our employees, which may affect our ability to recruit or retain key employees.

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS

We are currently subject to a securities class action complaint relating to our initial public offering. The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose that the underwriters required several investors who sought large allocations of stock in the offering to pay excessive underwriters’ compensation in the form of increased brokerage commissions on other trades and required investors to agree to buy shares of our stock after the offering was completed at predetermined prices as a precondition to obtaining allocations in the offering. The plaintiffs further allege that because of these purchases, our stock price after its initial public offering was artificially inflated. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000.  While we have accepted a settlement proposal from the plaintiffs, the settlement is subject to approval of the judge.  If the settlement is not approved by the judge, the litigation will continue.  An adverse outcome could materially affect our results of operations and financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we had cash and cash equivalents and short-term investments of $197.6 million consisting of cash and highly liquid, short-term investments.  The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of December 31, 2004, our investments had a weighted-average time to maturity of approximately 205 days.

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

The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2004:

	Time to maturity
	One year or less	One to five years	Five to ten years	Greater than ten years	Total
	(in thousands, except percent data) (unaudited)
Cash and cash equivalents	$33,234	—	—	—	$33,234
Average interest rates	0.54%	—	—	—	.54%
Short term investments	$83,659	$51,913	—	$28,796	$164,368
Average interest rates	1.95%	2.39%	—	2.43%	2.17%

NetRatings adjusts its equity investments in Ibope eRatings.com and Red Sheriff S.r.l. based on its share of the net gains/losses recorded by these joint ventures. At December 31, 2004, Ibope eRatings.com and Red Sheriff S.r.l. are accounted for under the equity method.   As a result of the losses incurred by Ibope eRatings.com, our balance in our investment in Ibope eRatings.com was zero as of March 31, 2004, therefore no losses were recorded after the first quarter of 2004.  On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l. that we did not already own thereby increasing our ownership to 100% of the company.

Revenues from outside of the United States accounted for approximately 53% of our total revenues during 2004.  These international sales are typically denominated in the local currency of the relevant country, and the international expenses are also primarily incurred in the local currency.  When we consolidate the financial results of our foreign operations, our financial results could be positively or negatively affected depending on changes in the relevant currency exchange rates.  As a result, our financial results could be adversely affected by unfavorable exchange rate fluctuations.  Fluctuations in currency exchange rates did not materially impact our net loss in 2004.  We have not entered into hedging transactions in order to mitigate the risk from currency fluctuations, but we might consider using currency forward contracts or other financial instruments commonly utilized to reduce financial market risk if it is determined by us that such instruments are appropriate to reduce currency risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETRATINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders‘ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders,

NetRatings, Inc.

We have audited the accompanying consolidated balance sheets of NetRatings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of NetRatings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetRatings, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Ernst & Young LLP

March 14 , 2005

New York, New York

NETRATINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$33,234	$49,909
Short-term investments	164,368	160,130
Accounts receivable, net	13,679	10,141
Due from joint ventures	870	589
Due from related parties	1,170	458
Prepaid expenses and other current assets	3,106	3,116
Total current assets	216,427	224,343
Property and equipment, net	5,977	3,943
Intangibles, net	16,039	19,089
Goodwill	74,897	66,612
Other assets	1,117	936
Total assets	$314,457	$314,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,868	$3,314
Accrued liabilities	8,727	11,298
Deferred revenue	11,435	10,449
Due to related parties	9,017	12,195
Restructuring liabilities	625	1,711
Total current liabilities	32,672	38,967
Restructuring liabilities, less current portion	799	1,680
Total liabilities	33,471	40,647
Minority interest	548	222
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000;
Issued shares: 37,181 and 35,442 at December 31, 2004 and 2003, respectively; outstanding shares: 35,681 and 33,942 at December 31, 2004 and 2003, respectively	37	35
Additional paid-in capital	436,845	420,172
Deferred compensation and other costs	—	(7,587)
Accumulated other comprehensive income	1,079	1,538
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(136,892)	(119,473)
Total stockholders‘ equity	280,438	274,054
Total liabilities and stockholders‘ equity	$314,457	$314,923

See accompanying notes to the financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2004	2003	2002
Revenue	$59,294	$41,432	$29,706
Cost of revenue (exclusive of the amortization of stock-based compensation reported below)	23,057	20,476	16,451
Gross profit	36,237	20,956	13,255
Operating expenses:
Research and development	12,029	9,998	8,776
Sales and marketing	22,801	17,125	13,801
General and administrative	12,588	10,539	6,433
Restructuring and other expenses	(525)	—	9,228
Litigation settlement recovery	(1,800)	—	—
Acquisition-related expenses	—	—	3,033
Amortization of intangibles	3,742	3,898	2,425
Amortization of stock-based compensation	7,587	9,105	9,432
Total operating expenses	56,422	50,665	53,128
Loss from operations	(20,185)	(29,709)	(39,873)
Equity in earnings (losses) of joint ventures	129	66	(2,549)
Impairment of investments	—	—	(4,500)
Interest income, net	2,879	4,053	8,029
Minority interest in net (income) losses of consolidated subsidiaries	(242)	455	17
Net loss	$(17,419)	$(25,135)	$(38,876)

Basic and diluted net loss per common share	$(0.50)	$(0.74)	$(1.17)

Shares used to compute basic and diluted net loss per common share	34,637	33,792	33,168

See accompanying notes to the financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation and Other Costs	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2001	33,154	$33	$398,868	$(25,939)	$968	—	—	$(55,462)	$318,468
Net loss	—	—	—	—	—	—	—	(38,876)	(38,876)
Unrealized gain from short-term investments	—	—	—	—	203	—	—	—	203
Accumulated translation adjustment	—	—	—	—	342	—	—	—	342
Comprehensive loss									(38,331)
Stock-based compensation charges	—	—	1,287	—	—	—	—	—	1,287
Stock repurchase	—	—	—	—	—	1,500	$(20,631)	—	(20,631)
Issuance of stock in conjunction with acquisitions	1,521	2	16,758	—	—	—	—	—	16,760
Issuance of common stock	439	—	1,949	—	—	—	—	—	1,949
Amortization of deferred compensation	—	—	(83)	142	—	—	—	—	59
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105
Balances at December 31, 2002	35,114	35	418,779	(16,692)	1,513	1,500	(20,631)	(94,338)	288,666
Net loss	—	—	—	—	—	—	—	(25,135)	(25,135)
Unrealized loss from short-term investments	—	—	—	—	(1,307)	—	—	—	(1,307)
Accumulated translation adjustment	—	—	—	—	1,332	—	—	—	1,332
Comprehensive loss									(25,110)
Issuance of common stock	328	—	1,393	—	—	—	—	—	1,393
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105
Balances at December 31, 2003	35,442	35	420,172	(7,587)	1,538	1,500	(20,631)	(119,473)	274,054
Net loss	—	—	—	—	—	—	—	(17,419)	(17,419)
Unrealized loss from short-term investments	—	—	—	—	(756)	—	—	—	(756)
Accumulated translation adjustment	—	—	—	—	297	—	—	—	297
Comprehensive loss									(17,878)
Issuance of common stock	1,739	2	16,547	—	—	—	—	—	16,549
Amortization of deferred service costs	—	—	—	7,587	—	—	—	—	7,587
Stock issued by majority owned subsidiary	—	—	126	—	—	—	—	—	126
Balances at December 31, 2004	37,181	$37	$436,845	$0	$1,079	1,500	$(20,631)	$(136,892)	$280,438

See accompanying notes to the financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(17,419)	$(25,135)	$(38,876)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquired businesses:
Depreciation	2,763	2,132	2,647
Equity in (earnings) losses of joint ventures	(129)	(66)	2,549
Provision for doubtful accounts	313	216	133
Stock-based compensation	7,587	9,105	9,432
Impairment of investments	—	—	4,500
Minority interest	242	(455)	(17)
Amortization of intangibles	3,742	3,898	2,425
Changes in current assets and liabilities:
Accounts receivable	(3,807)	2,880	3,419
Due from joint ventures	(281)	679	1,609
Prepaids, other current assets, and other assets	(35)	1,477	5,706
Accounts payable	(379)	(5,884)	(3,989)
Accrued liabilities	(2,049)	(1,282)	(6,681)
Restructuring liabilities	(1,566)	(3,558)	723
Due to/from related parties	(3,406)	395	812
Deferred revenue	987	(1,545)	(3,241)
Net cash used in operating activities	(13,437)	(17,143)	(18,849)
INVESTING ACTIVITIES
Acquisition of property and equipment	(4,798)	(1,775)	(2,743)
Purchase of investments	(163,793)	(379,737)	(360,183)
Sale of investments	158,801	411,911	471,102
Loan to related parties	(712)	376	—
Acquisitions, net of cash acquired of $0, $2,375 and $15,504 in 2004, 2003 and 2002, respectively, and investment in joint ventures and patent settlement/acquisition	(10,117)	(14,500)	(40,438)
Net cash (used in) provided by investing activities	(20,619)	16,275	67,738
FINANCING ACTIVITIES
Proceeds from issuance of common stock	16,549	1,393	1,950
Proceeds from stock issued by majority owned subsidiary	247	—	—
Principal payments on notes payable and capital lease obligations	—	—	(89)
Stock repurchase	—	—	(20,631)
Net cash (used in) provided by financing activities	16,796	1,393	(18,770)
Effect of exchange rate fluctuations	585	1,584	—
Net (decrease) increase in cash and cash equivalents	(16,675)	2,109	30,119
Cash and cash equivalents at beginning of period	49,909	47,800	17,681
Cash and cash equivalents at end of period	$33,234	$49,909	$47,800
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$204
Stock issued in conjunction with acquisitions	$—	$—	$16,760

See accompanying notes to the financial statements.

NETRATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

NetRatings, Inc.

NetRatings, Inc. (“NetRatings” or the “Company”) is a provider of Internet audience measurement and analysis in the United States and around the world. All of the Company’s products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. The Company has a diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. A majority of the Company’s products and services are sold on an annual subscription basis. In 1998 and 1999, the Company formed strategic relationships with Nielsen Media Research, a provider of television audience measurement and related services in the United States, and ACNielsen, a global provider of market research information and analysis. The segment in which NetRatings currently operates is the market for providing media and market research focused on Internet audience behavior and activity. All of the Company’s revenues are generated through the sale of products in this one segment.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of NetRatings and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. NetRatings consolidates the results of operations and financial position of its international operations on a one month lag. The impact of this one month lag is not significant to NetRatings’ consolidated financial results.

Certain reclassifications have been made to prior year balances to conform with current year reporting classifications.

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

Short-term investments consist principally of corporate notes, auction rate securities, euro dollar bonds, commercial paper and U.S. government and agency securities, all of which are carried at fair market value. All short-term investments have maturities of less than twenty-four months and are classified as available-for-sale. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments.

Prior to 2004, the Company reported auction rate securities with an auction date of less than ninety days as cash and cash equivalents. Effective December 31, 2004, NetRatings began reporting these securities as short term investments resulting in a reclassification from cash and cash equivalents to short term investments of $53.3 million and $36.8 million as of December 31, 2003 and 2002, respectively. Sales and purchases of these securities have been included in purchases and sales of investments in the statements of cash flows.

Interest income was $3.2 million, $4.3 million and $8.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

Impairment of Long-Lived Assets

The Company’s long lived assets include goodwill and other intangible assets.  In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment.  NetRatings retains an independent appraisal firm which annually provides a valuation of the Company’s fair value, based on a discounted cash flow analysis.  This cash flow analysis requires significant judgment and estimates by management relating to assumptions about expected future operating performance and appropriate discount rates.  An impairment loss is recorded if the estimated future cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  The estimate of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model and changes in operating performance.  We performed our annual evaluation of goodwill and intangibles as of October 1, 2004 at which time no impairment was indicated.  There has been no indication of impairment since October 1, 2004.

Other Assets

Other assets include (i) restricted cash related to the Company’s office leases in Seattle, New York and Sydney; (ii) long-term security deposits; (iii) investments in joint ventures; (iv) investments in third-parties; and (v) other assets.

Investments in third parties are accounted for on a cost basis. As such, an investment impairment charge is recorded when an investment has experienced a decline in value that is other than temporary. In 2002, the Company wrote off its investment in third parties accounted for on a cost basis. As such, the balance in the Company’s cost-based, long-term investment account was zero at December 31, 2004 and 2003.

Foreign Currency Translation

The Company applies Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” with respect to its international operations. All assets and liabilities are remeasured at the current exchange rate at the end of the period, and revenues and expenses are remeasured at average exchange rates in effect during the period. The translation gain (loss) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income. Gains (losses) resulting from foreign currency transactions were not material in 2004 and 2003.

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

Panel Costs

Costs of establishing and maintaining the Company’s panels, including the MegaPanel, are expensed as incurred and are included in cost of revenue in the accompanying statements of operations.

Advertising Expense

All advertising and promotion costs are expensed as incurred. Advertising and promotion costs, which are included in sales and marketing expense, were $0.2 million, $0.1 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

NetRatings accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income. At December 31, 2004 and 2003, NetRatings’ accumulated other comprehensive income included net unrealized losses from short-term investments of $0.8 million and $0.1 million, respectively, and $1.9 million and $1.6 million of gains on foreign currency translation adjustments, respectively.

Fair Value of Financial Instruments and Concentration of Credit Risk

The fair value of NetRatings’ cash and cash equivalents and short-term investments is based on quoted market prices. At December 31, 2004, the fair market value, cost and net unrealized loss of NetRatings’ short-term investments totaled $164.4 million, $165.2 million and $0.8 million, respectively. At December 31, 2003, the fair market value, cost and net unrealized losses of NetRatings’ short-term investments totaled $160.1 million, $160.2 million and $0.1 million, respectively. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments. For the years ended December 31, 2004, 2003 and 2002, realized gains and losses were not material.

Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment-grade debt instruments, many of which are backed by the U.S. government or other government agencies. NetRatings conducts business with companies in various industries throughout the United States and internationally. NetRatings manages credit risk on accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts, and by providing appropriate allowances for uncollectible amounts. For the year ended December 31, 2004, NetRatings had bad debt write-offs of $0.5 million and reclassifed $0.3 million related to bad debt from deferred revenue. For the year ended December 31, 2003, NetRatings had bad debt write-offs of $0.1 million. At December 31, 2004 and 2003, the allowance for doubtful accounts totaled $1.0 million and $0.9 million, respectively.

Stock-Based Compensation

NetRatings accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and discloses the general and pro forma financial information required by SFAS 123 and SFAS 148.

Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information(a)	2004	2003	2002

Fair value per option(b)	$14.83	$8.50	$9.31
Valuation assumptions
Expected option term (years)	2.32	2.36	2.82
Expected volatility	60%	74%	74%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.77%	1.31%	1.45%

(a)                                  Weighted averages of option grants during each period

(b)                                 Estimated using Black-Scholes option pricing model under the valuation assumptions indicated

The Company changed its assumptions for expected option term and expected volatility for 2003 and 2002. The Company believes that these valuation assumptions are more representative of the averages for the term of the option periods than the valuation assumptions used in prior years. These changes resulted in a decrease in expense of $0.6 million and $2.0 million for the years ended December 31, 2003 and 2002, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the accelerated method. In addition, the 15% discount in market value under the Company’s Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period (in thousands, except for earnings per share data):

	2004	2003	2002

Net loss, as reported	$(17,419)	$(25,135)	$(38,876)
Add: Stock-based employee compensation expense included in reported net loss	—	—	328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (2003 and 2002 restated)	(4,699)	(6,141)	(6,251)
Pro forma net loss	$(22,118)	$(31,276)	$(44,799)

Earnings per share:
Basic and diluted net loss per share, as reported	$(0.50)	$(0.74)	$(1.17)
Pro forma basic and diluted net loss per share	$(0.64)	$(0.93)	$(1.33)

The pro forma impact of compensation expense measured under FAS 123 on the net loss for the years ended December 31, 2004, 2003 and 2002 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

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

The following table sets forth the calculation of basic and diluted weighted-average shares outstanding and net loss per share (in thousands, except per share amounts):

	2004	2003	2002

Net loss	$(17,419)	$(25,135)	$(38,876)

Weighted-average shares of common stock outstanding	34,637	33,792	33,168
Less: weighted-average shares of common stock subject to repurchase	—	—	—
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	34,637	33,792	33,168

Basic and diluted net loss per common share	$(0.50)	$(0.74)	$(1.17)

If NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 1.2 million, 0.2 million and 0.3 million common equivalent shares related to outstanding stock options not included above (determined using the treasury stock method) for the years ended December 31, 2004, 2003 and 2002, respectively.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the collectibility of receivables, the valuation of fixed assets, goodwill, intangible assets, including depreciable lives assigned, investments and income taxes; as well as the estimates and judgments relating to the valuation of certain liabilities, including restructuring liabilities, contingencies and litigation. NetRatings' management bases its estimates and judgments about the carrying values of assets and liabilities on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for the Company’s 2004 consolidated financial statements for 2004. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 13 to the Consolidated Financial Statements.

In October 2004, the FASB issued Emerging Issues Task Force Issue No. 04-1 (EITF 04-1), “Accounting for Preexisting Relationships between the Parties to a Business Combination.” EITF 04-1 includes additional disclosure requirements for business combinations between parties with a preexisting relationship. EITF 04-1 is effective for fiscal periods beginning after October 13, 2004. NetRatings does not expect the adoption of EITF 04-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for NetRatings beginning with the third quarter of fiscal 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. NetRatings is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations, which management believes will be material. See Stock-Based Compensation above for information related to the pro forma effects on NetRatings reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Note 2: Balance Sheet Details

Details of balance sheet items are as follows:

The following is a summary of estimated fair value of cash and cash equivalents and short-term investments based on quoted market prices as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Cash and cash equivalents	$33,234	$49,909
Short-term investments:
Auction rate securities	49,013	54,612
Corporate notes	19,331	18,341
Commercial paper	1,992	2,001
Euro dollar bonds	41,608	34,533
U.S. government and agency securities	52,424	50,643
Total short-term investments	164,368	160,130
Total	$197,602	$210,039

Property and equipment, net (in thousands):

	2004	2003
Computer equipment and software	$15,279	$10,909
Office equipment, furniture and fixtures	1,556	1,528
Leasehold improvements	782	495
	17,617	12,932
Less accumulated depreciation	(11,640)	(8,989)
Property and equipment, net	$5,977	$3,943

Accrued liabilities (in thousands):

	2004	2003
Accrued compensation	$4,846	$4,454
Acquisition related transaction costs	368	2,244
Other accrued liabilities	3,513	4,600
Accrued liabilities	$8,727	$11,298

Note 3: Acquisitions

During 2002, NetRatings completed a number of acquisitions that expanded its portfolio of products and services in the United States and abroad. These acquisitions included the acquisitions of (i) all of the assets of the AdRelevance online advertising expenditure measurement division of Jupiter Media Metrix Inc.; (ii) all of the assets of DoubleClick’s @Plan unit; and (iii) selected assets of Jupiter Media Metrix related to their European Internet audience measurement services. NetRatings also acquired from ACNielsen Corporation the remaining 80.1% interest in ACNielsen eRatings.com that the Company did not already own.

In the third quarter of 2002, NetRatings completed the acquisition of 52% of NetValue’s outstanding common stock. During the fourth quarter of 2002, NetRatings acquired additional shares of NetValue bringing its total to approximately 86% of the capital and 87.5% of the voting rights of NetValue. In the fourth quarter of 2003, NetValue’s stockholders approved a resolution to dissolve NetValue and take steps to voluntarily liquidate NetValue’s net assets. During the fourth quarter of 2003, NetRatings acquired the remaining net assets of NetValue and the company was dissolved.

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

In December 2003, NetRatings acquired 58% of the common stock of Red Sheriff Ltd., a site-centric-based Internet audience measurement company. During the first half of 2004, NetRatings acquired the remaining shares of common stock in Red Sheriff thereby increasing its ownership to 100% of the company.

On December 1, 2004, Red Sheriff K.K., a wholly-owned subsidiary of the Company, merged with and into NetRatings Japan, whereupon new shares of NetRatings Japan were issued to the Company.  As a result, Red Sheriff K.K. became a wholly-owned subsidiary of NetRatings Japan.  At the same time, NetRatings sold shares of NetRatings Japan to TransCosmos for a total of $0.8 million so that TransCosmos would maintain its existing stake in NetRatings Japan.  As a result of these transactions, NetRatings increased its ownership of NetRatings Japan to 56.8%. These transactions resulted in a net decrease to goodwill of $0.8 million related to the acquisition of Red Sheriff.

NetRatings accounts for its acquisitions under the purchase method. The allocation of purchase price related to the acquisitions reflects the fair value of the acquired assets and liabilities. The results of operations of each acquired entity are reflected in the consolidated results of operations beginning on their respective acquisition dates. Prior to the Company’s majority ownership in NetRatings Japan and Mediametrie NetRatings, NetRatings recorded its equity share of these joint venture’s gains or losses in equity in earnings (losses) of joint venture. Effective May 2003 and November 2003, respectively, NetRatings Japan’s and Mediametrie NetRatings’ financial results are consolidated into the Company’s financial statements.

Acquisition and restructuring costs are estimates based on certain preliminary assumptions. The accompanying table represents the estimated purchase price allocation related to our 2003 acquisitions (in thousands):

	Red Sheriff	All Other Acquisitions	Total

Cash paid	$13,513	$5,140	$18,653
Note payable	—	350	350
Acquisition costs	960	550	1,510
Restructuring costs (original accrual)	627	390	1,017
Total Purchase Price	$15,100	$6,430	$21,530

Purchase Price Allocation
Cash acquired	$506	$1,869	$2,375
Tangible assets acquired, at fair value	3,233	5,362	8,595
Liabilities assumed	(3,689)	(6,125)	(9,814)
Intangible assets	2,300	—	2,300
Goodwill	12,750	5,324	18,074
Total Purchase Price	$15,100	$6,430	$21,530

As discussed in Note 4, in 2004 the Company (i) increased its ownership in Red Sheriff; (ii) finalized the valuation of Red Sheriff; (iii) merged Red Sheriff K.K. with and into NetRatings Japan; and (iv) made adjustments to the purchase price allocation related to Red Sheriff and finalized the purchase price allocation related to its other acquisitions completed in 2003.  The net effect of these activities resulted in a net increase to goodwill of $8.3 million and a decrease to intangible assets of $0.7 million.

Results of operations for each of the acquired companies are included prospectively from the date of acquisition. Pro forma results of operations reflecting the 2003 acquisitions have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to the Company’s results of operations.

The following pro forma summary of consolidated revenues, net loss, and net loss per share for the year ended December 31, 2002 assumes that the eRatings and NetValue acquisitions occurred on January 1, 2001. The impact on the consolidated results of operations related the other entities acquired in 2002 is not significant and therefore the effects of these other acquisitions are only reflected in this pro forma presentation for the periods since acquisition. The consolidated results are not necessarily indicative of the results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the period presented.

Year ended December 31, 2002
(in thousands, except per share amounts)
Revenue	$36,031
Net loss	$(49,301)
Net loss per share:
Basic and diluted	$(1.44)
Shares used in the calculation of net loss per share:
Basic and diluted	34,183

Note 4: Goodwill and Intangible Assets

During the first half of 2004, NetRatings increased its ownership in Red Sheriff to 100% and made adjustments to its purchase accounting related to Red Sheriff, resulting in additional goodwill of approximately $11.0 million.  In the fourth quarter of 2004, the Company finalized its valuation of Red Sheriff resulting in an increase in intangible assets of $0.7 million and a decrease to goodwill in the same amount.  The Company made preliminary adjustments to its purchase price allocation for Red Sheriff in the fourth quarter of 2004 resulting in (i) adjustments to certain asset and liability balances existing at the acquisition dates and (ii) adjustments to acquisition related costs, both of which resulted in a net decrease to goodwill of $0.8 million.  On December 1, 2004, Red Sheriff K.K. merged with and into NetRatings Japan and, at the same time, NetRatings received $0.8 million from one of NetRatings Japan’s minority shareholders, which was recorded as a reduction in goodwill. During 2004, NetRatings also finalized the purchase price allocation related to its other acquisitions in 2003, resulting in (i) adjustments to certain asset and liability balances existing at the acquisition dates and (ii) adjustments to acquisition related costs, both of which resulted in a net decrease to goodwill of $0.4 million.

During 2003, NetRatings finalized the purchase price allocation related to its acquisitions in 2002, resulting in (i) adjustments to certain asset and liability balances existing at the acquisition dates; (ii) adjustments to acquisition related costs; and (iii) adjustments to intangible assets, all of which resulted in changes to goodwill.  Also, in the fourth quarter of 2003, NetRatings received a refund of approximately $1.8 million on its purchase price for eRatings.com related to certain liabilities existing at the acquisition date. This refund, along with the other purchase price allocation adjustments, resulted in net decreases to goodwill and intangible assets in 2003 of $2.8 million and $1.0 million, respectively.

Goodwill and other intangible assets along with their weighted average life, at December 31, 2004 and 2003, consisted of the following (in thousands, except average life):

	December 31, 2004
	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$1,908	$3,574	7
Customer contracts	4,940	3,140	1,800	3
Patents and other	15,682	5,017	10,665	11
Total	$26,104	$10,065	16,039
Goodwill			74,897
Total goodwill and other intangible assets			$90,936

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$6,040	$1,126	$4,914	7
Customer contracts	3,690	2,089	1,601	2
Patents and other	15,682	3,108	12,574	11
Total	$25,412	$6,323	19,089
Goodwill			66,612
Total goodwill and other intangible assets			$85,701

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2005: $2.8 million; 2006: $2.4 million; 2007: $2.4 million; 2008: $1.8 million; and 2009: $1.4 million.

Note 5: Restructuring and Other Expenses

During the first quarter of 2002, NetRatings’ management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line and consolidate space at its Milpitas, California facility. Accordingly, NetRatings recognized a restructuring charge of approximately $6.9 million during the first quarter of 2002. The restructuring plan involved (i) the termination of 40 employees worldwide, all of whom were terminated as of December 31, 2002; (ii) lease termination costs and other costs associated with vacating certain facilities and abandoning certain long-lived assets; and (iii) costs incurred for discontinuation of certain services. Also, in connection with its acquisitions completed in 2002 and 2003, NetRatings established additional restructuring liabilities of approximately

$8.6 million. These restructuring plans involved (i) the termination of 95 employees worldwide, all of whom were terminated as of December 31, 2004; (ii) amounts accrued related to ongoing lease obligations for vacated properties; and (iii) costs related to contractual obligations or payments for certain products and/or projects which were eliminated as of the acquisition dates. During 2002, $7.9 million of restructuring liabilities had been paid, resulting in a remaining balance of $6.6 million as of December 31, 2002.

The Company made adjustments to the purchase price allocation for Red Sheriff and finalized the purchase price allocations of its other acquisitions, resulting in net decreases in restructuring liabilities of approximately $0.4 million and $0.6 million for the years ended December 31, 2004 and 2003, respectively. These adjustments include (i) decreases in severance related liabilities that will not be paid; (ii) adjustments to estimates relating to accruals for discontinuation of certain products or services; and (iii) adjustments to estimates relating to idle facility lease commitments, all of which were adjusted to goodwill.

During the first quarter of 2004, the Company negotiated an amendment to the lease for its offices in Milpitas, California, which included a release from its obligations for the abandoned portion of the facility.  This resulted in a reversal of restructuring expense of $0.5 million, which is included in restructuring expenses in the accompanying statement of operations.

The following table summarizes activity associated with the restructuring plans for the years ended December 31, 2004 and 2003 (in thousands):

	Balance December 31, 2003	Additions Related to Acquisitions	Utilized Cash	Adjustments	Balance December 31, 2004

Employee severance benefits	$144	—	$(144)	—	—
Costs incurred due to discontinuation of certain services and other expenses	63	—	(63)	—	—
Lease commitments and related write-down of property and equipment	3,184	—	(834)	$(926)	$1,424
Total	$3,391	—	$(1,041)	$(926)	$1,424

	Balance December 31, 2002	Additions Related to Acquisitions	Utilized Cash	Adjustments	Balance December 31, 2003

Employee severance benefits	$2,266	$307	$(1,651)	$(778)	$144
Costs incurred due to discontinuation of certain services and other expenses	670	90	(594)	(103)	63
Lease commitments and related write-down of property and equipment	3,668	620	(1,364)	260	3,184
Total	$6,604	$1,017	$(3,609)	$(621)	$3,391

The long term portion of restructuring relates to idle facility lease commitments.

Note 6: Litigation Settlement Recovery

During the fourth quarter of 2002, NetRatings expensed costs related to the settlement in 2002 of the patent litigation initiated against the Company by Jupiter Media Metrix, Inc. In the second quarter of 2004, NetRatings received, net of legal fees, $1.8 million from the Company's insurance company in reimbursement for these expenses.

Note 7: Stockholders’ Equity

Common Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 200 million shares of common stock. At December 31, 2004, 37.2 million shares of common stock were issued and

35.7 million shares were outstanding.  The Company issued 1.7 million and 0.3 million shares of common stock during 2004 and 2003, respectively, in connection with the Company’s stock option plan and employee stock purchase plan.

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

1998 Stock Option Plan

In 1998, NetRatings adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, up to 1.2 million shares of NetRatings’ common stock were initially reserved for issuance. An additional 1.0 million, 2.0 million, 1.5 million and 2.8 million were reserved for issuance under the Plan during the years ended December 31, 2003, 2001, 2000 and 1999, respectively. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options generally vest over a four-year period and have a maximum term of ten years. In addition to the options granted pursuant to the Plan, the Company assumed a total of 26,000 options in connection with the Company’s purchase of the remaining 80.1% interest in eRatings.

Information with respect to stock option activity is summarized as follows:

	Options Outstanding
	Options Available for Grant	Number of Shares	Price Per Share			Weighted-Average Exercise Price
Balance at December 31, 2001	2,101,000	3,909,000	$0.10	-	$44.50	$11.29
Granted	(1,961,000)	1,961,000	$5.40	-	$15.06	$10.58
Assumed from eRatings acquisition	—	26,000	—		$106.84	$106.84
Exercised	—	(373,000)	$0.10	-	$12.38	$3.90
Canceled	1,047,000	(1,047,000)	$0.10	-	$44.50	$13.32
Balance at December 31, 2002	1,187,000	4,476,000	$0.10	-	$106.84	$11.66
Authorized	1,000,000	—	—		—	—
Granted	(1,692,000)	1,692,000	$5.82	-	$11.39	$6.16
Exercised	—	(232,000)	$0.10	-	$10.31	$4.20
Canceled	903,000	(903,000)	$0.10	-	$106.84	$11.03
Balance at December 31, 2003	1,398,000	5,033,000	$0.10	-	$106.84	$10.00
Authorized	—	—	—		—	—
Granted	(1,208,000)	1,208,000	$10.72	-	$20.00	$11.29
Exercised	—	(1,649,000)	$0.10	-	$17.13	$9.63
Canceled	481,000	(481,000)	$5.40	-	$106.84	$10.81
Balance at December 31, 2004	671,000	4,111,000	$0.10	-	$106.84	$10.43
Options exercisable at:
December 31, 2002		1,812,000				$10.87
December 31, 2003		2,023,000				$11.62
December 31, 2004		1,618,000				$11.09

The following table summarizes information concerning options outstanding and exercisable at December 31, 2004:

	Options outstanding			Options exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Number of Shares	Weighted- Average Exercise Price

$0.10 - $5.40	110,000	$2.73	5.39	82,000	$1.82
$5.82 - $5.82	731,000	$5.82	8.19	154,000	$5.82
$5.84 - $9.15	501,000	$7.59	7.67	167,000	$8.06
$9.29 - $11.02	249,000	$10.37	7.43	155,000	$10.48
$11.05 - $11.05	1,012,000	$11.05	9.24	—	$0.00
$11.20 - $12.28	415,000	$11.67	7.08	289,000	$11.69
$12.30 - $12.375	81,000	$12.37	6.27	73,000	$12.375
$12.51 - $12.51	456,000	$12.51	6.83	341,000	$12.51
$12.60 - $15.06	413,000	$13.77	6.85	279,000	$13.72
$15.46 - $106.84	143,000	$24.68	7.34	78.000	$19.93
$0.10 - $106.84	4,111,000	$10.43	7.80	1,618,000	$11.09

Shares Reserved for Future Issuance

NetRatings has reserved shares of common stock for future issuance as of December 31, 2004 and December 31, 2003 as follows:

	2004	2003
Stock options outstanding	4,111,000	5,033,000
Stock options available for grant	671,000	1,398,000
Employee stock purchase plan	250,000	128,486

The pro forma information, as required by SFAS 123 and SFAS 148, regarding net loss and loss per share determined as if the Company had accounted for its stock options under the fair value method of accounting is presented in Note 1 to these financial statements.

1999 Employee Stock Purchase Plan

In 1999, NetRatings’ Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings’ initial public offering of its common stock. NetRatings initially reserved a total of 0.3 million shares of common stock for issuance under the plan, which is cumulatively increased on January 1 of each year through January 1, 2010 by an amount equal to the lesser of (i) 0.5 million shares, (ii) 2% of the number of shares of common stock that were issued and outstanding on the preceding December 31, or (iii) a lesser amount determined by the Company’s Board of Directors. The Board of Directors approved an increase of 212,297 shares in November 2004. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the date of purchase. All NetRatings’ employees are eligible to participate in the Employee Stock Purchase Plan except employees who (i) normally work 20 hours or less per week; (ii) normally work 5 months or less per year; or (iii) are 5% or greater shareholders of NetRatings. Eligible employees may contribute from 1%-15% of their after tax compensation from each paycheck during each 6 month purchase period. However, no person may purchase more than 2,500 shares on a purchase date. Furthermore, pursuant to the Internal Revenue Code, no person may purchase stock under the Plan valued at more than $25,000 in any calendar year.

Deferred Compensation

NetRatings recorded deferred stock compensation charges of $3.9 million for the year ended December 31, 1999, representing the difference between the exercise price of stock options and the fair value of common stock as of the date of grant. There have been no additional deferred stock compensation amounts recorded through December 31, 2004. These amounts are being amortized to operations, using the graded method, over the vesting periods of the individual stock options, which are generally four years.

As of December 31, 2002, the deferred stock-based compensation charges were fully amortized.  For the year ended December 31, 2002, amortization expense was $0.3 million, and is included in stock-based compensation in the accompanying statements of operations.

Deferred Service Costs

In 1999, NetRatings recorded a deferred charge totaling $46.7 million representing the value of warrants issued to Nielsen Media Research, which were exercised in December 1999. The value of the warrants was determined using the Black-Scholes valuation model and was amortized to operating expense through December 31, 2004. Amortization expense was $7.6 million, $9.1 million and $9.1 million in each of the three years ended December 31, 2004, 2003 and 2002 respectively and is included in stock-based compensation in the accompanying statements of operations. As of December 31, 2004, the deferred service costs have been fully amortized.

Note 8: Joint Ventures

In June 1999, NetRatings granted a license for the use of its proprietary software to NetRatings Japan, in which it held a direct ownership interest of approximately 49%. The joint venture was formed to adapt, market, service and sell interactive media and market research data in Japan. NetRatings made a capital contribution of $1.3 million for the year ended December 31, 2001. On April 1, 2003 NetRatings increased its ownership in NetRatings Japan to 58% for an additional investment of approximately $1.1 million. Prior to 2003, this investment was accounted for using the equity method and, therefore, the Company’s investment was reduced for its pro-rata share of NetRatings Japan’s losses. Effective April 1, 2003, the Company consolidates the results of operations and financial position of NetRatings Japan in its consolidated financial statements.

During the third quarter of 2004, NetRatings Japan sold a small ownership interest in NetRatings Japan to a third party for a total of $0.2 million.  As a result of this transaction, the Company’s stockholders’ equity increased by $0.1 million and its equity ownership in NetRatings Japan decreased from 58.2% to approximately 56.5%.

On December 1, 2004, Red Sheriff K.K. merged with and into NetRatings Japan, whereupon new shares of NetRatings Japan were issued to the Company.  As a result, Red Sheriff K.K. became a wholly-owned subsidiary of NetRatings Japan.  At the same time, NetRatings sold shares of NetRatings Japan to TransCosmos for a total of $0.8 million so that TransCosmos would maintain its existing stake in NetRatings Japan.  As a result of these transactions, NetRatings increased its ownership of NetRatings Japan to 56.8%.

In January 2000, NetRatings established a joint venture in France, Mediametrie NetRatings, in which it held a 50% ownership interest. Mediametrie NetRatings is responsible for building and maintaining a French audience measurement panel. NetRatings made capital contributions of $0.5 million for each of the years ended December 31, 2002 and 2001, respectively. Effective November 1, 2003, NetRatings increased its ownership in Mediametrie NetRatings to 66% in exchange for the fair value of customer contracts assigned to Mediametrie NetRatings in 2003 and 2002. Prior to 2003, this investment was adjusted for using the equity method and, therefore, the Company’s investment was reduced for its pro-rata share of Mediametrie NetRatings’ earnings/losses. Effective November 1, 2003, the Company consolidates the results of operations and financial position for Mediametrie NetRatings in its consolidated financial statements.

On May 7, 2002, NetRatings acquired a 49% stake in Ibope eRatings.com through the acquisition of ACNielsen eRatings.com. In connection with NetRatings acquisition of Red Sheriff in December 2004, NetRatings acquired a 50% stake in Red Sheriff Italy.  NetRatings accounts for these investments using the equity method and, therefore, adjust its investments for its pro-rata share of each joint venture’s earnings/losses.

NetRatings’ joint venture partners maintain Internet audience measurement panels in the countries in which the joint ventures are located.  Revenue from Internet audience measurement services, which can either be sold by NetRatings or the joint venture partner, is allocated between the two parties based on the location of the customer and the location of the panel whose data is used in the service.  NetRatings records commission revenue and expense related to these sales ratably over the period of the contract in the revenue and cost of revenue lines in its statement of operations.

•                  The joint venture retains 100% of any revenue from services that the joint venture sells to customers within their own country based on data from their panels;

•                  NetRatings and the joint venture each record a 50% international panel fee from services that NetRatings sells to customers based on data from the joint venture’s panels or services that the joint venture sells to customers within their country based on NetRatings’ panel data; and

•                  If either NetRatings or the joint venture sells services based on data from a combination of the NetRatings and joint venture’s panels, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

For the years ended December 31, 2004, 2003 and 2002, revenue of $0.1 million, $0.3 million and $1.7 million, respectively, was recorded related to NetRatings’ sales to its customers of international data produced by the joint ventures.  Commission expense for the comparable periods was $0.1 million, $0.2 million and $0.9 million, respectively.

The Company’s joint ventures pay the Company a royalty for the use of its technology.  This royalty revenue is based on a percentage of each sale made by the Company’s equity method investees pursuant to each joint venture’s operating agreement.  This revenue is recognized ratably over the period of the contract in the Company’s statement of operations.  For the years ended December 31, 2004, 2003 and 2002, the Company recorded revenue of $0.1 million, $0.2 million and $1.2 million respectively, related to royalties from the joint ventures.

NetRatings also provides data hosting and support services to the joint ventures, including data center operations and engineering expertise.  For the years ended December 31, 2004, 2003 and 2002, NetRatings recorded $0.1 million, $0.4 million and $1.0 million, respectively, in reimbursements from joint ventures related to these services and such reimbursements have been netted against the respective expense categories in the accompanying statements of operations.

The transactions between the Company and its joint ventures relating to allocation of revenue, payment of a technology royalty and data hosting and support services described in this Note 8 are included in the operating statement of the Company’s equity method joint ventures as well.  The Company records their percentage of the joint venture’s net profit (loss) in the net equity in earnings (losses) of joint ventures line in the Company’s statement of operations.

Note 9: Related Party Transactions

In August 1999, NetRatings entered into an operating agreement with Nielsen Media Research. Under the terms of the operating agreement, NetRatings paid Nielsen Media Research a 35% commission for selling services to certain customers. Commissions paid were $0.8 million for the year ended December 31, 2002 and are included in sales and marketing expenses in the accompanying statements of operations. In May 2002, this agreement was amended to provide that, in lieu of paying commissions, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings’ products and services. This expense totaled approximately $ 0.5 million for the year ended December 31, 2004 and $1.0 million for each of the years ended December 31, 2003 and 2002.

NetRatings is also charged by Nielsen Media Research for the costs of maintaining the U.S. panels. These costs totaled $3.1 million, $4.1 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in cost of revenue in the accompanying statements of operations. The panel costs in 2002 primarily relate to the maintenance of the U.S. home panel built and recruited during 2001 and the maintenance of the at-work panel during 2002. The panel costs in 2003 included costs to maintain the home and at-work panels and the Hispanic panel.

In the fourth quarter of 2003, Nielsen Media Research started providing services to recruit and survey respondents for NetRatings’ @Plan service. The cost incurred for these services was $2.2 million and $0.6 million for the years ended December 31, 2004 and 2003 and is included in cost of revenue in the accompanying statement of operations.

In March 2004, NetRatings engaged Nielsen Media Research to provide technology hosting services for its U.S. data center operations. The cost incurred in 2004 for these services was $0.3 million and is included in cost of revenue in the accompanying statement of operations.

The company obtains its directors and officers, property, general and workers compensation insurance through VNU.  The cost incurred for these services was approximately $0.2 million for each of the three years ended December 31, 2004, 2003 and 2002.

Since May 2002, ACNielsen has provided back office services for the Company’s international operations, other than those previously operated by Red Sheriff. These services include payment of all international operating expenses for which NetRatings reimburses them on a quarterly basis. Fees related to these back office services were approximately $0.8 million, $1.6 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.  NetRatings also rents office space in ACNielsen offices for some of its international sales offices.  Charges related to this office space and related office expenses approximated $0.4 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 1999, Nielsen Media Research became a wholly owned subsidiary of VNU N.V. As Nielsen Media Research is a majority stockholder of NetRatings, its parent company, VNU N.V., is required to consolidate NetRatings’ operating results with its own for financial reporting purposes. As of December 31, 2004, VNU owned, through its subsidiaries, approximately 60% of the outstanding common stock of NetRatings.

As of December 31, 2004 and 2003, the Company had amounts due from related parties in the amount of $1.2 million and $0.5 million, respectively.  Due from related parties represents a loan made by NetRatings Japan to TransCosmos, one of its minority shareholders. The loan receivable at December 31, 2003 was paid in full in the second quarter of 2004 and a subsequent loan was made in the fourth quarter of 2004.

The following is a summary of amounts due to related parties as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Due to VNU and its affiliates	$8,599	$11,602
Due to joint venture partners	418	593
Due to related parties	$9,017	$12,195

Note 10: Commitments and Contingencies

Leases

As of December 31, 2004, non-cancelable operating lease agreements with terms in excess of one year were as follows (in thousands):

Year ending December 31:

2005	$2,176
2006	1,853
2007	1,857
2008	1,424
2009 and thereafter	1,195
Total minimum lease payments	$8,505

In connection with a business acquisition in 2002, the Company recorded a liability for a facility in which there is idle space (Note 5). Rent payments related to this idle space are not included in the future minimum lease payments above.

Future minimum lease payments under non-cancelable operating lease agreements have not been reduced by sublease rental income of $0.5 million.

Rent expense was $3.1 million, $1.5 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases, including our case, have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants.  In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceeds and its outcome is adverse to us and if we are required to pay significant monetary damages, an adverse outcome could materially affect our results of operations and financial position.

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

The following table sets forth revenue and property and equipment by geographic region:

	For the year ended December 31, 2004 *
	US	EMEA	APLA	Total

Revenue	$28,059	$19,432	$11,803	$59,294
Property and equipment*	2,534	1,712	1,731	5,977

	For the year ended December 31, 2003 *
	US	EMEA	APLA	Total

Revenue	$25,651	$12,719	$3,062	$41,432
Property and equipment*	1,814	1,164	965	3,943

	For the year ended December 31, 2002 *
	US	EMEA	APLA	Total

Revenue	$24,060	$5,159	$487	$29,706
Property and equipment*	2,676	318	—	2,994

* The amounts indicated for property and equipment are as of December 31, 2004, 2003 and 2002, respectively.

Note 12: Income Taxes

No income tax expense was recorded for the years ended December 31, 2004, 2003 and 2002 due to net operating losses.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows:

	2004	2003	2002
	(in thousands)
Income tax benefit at federal statutory rate	$(6,097)	$(8,819)	$(13,607)
Amortization of deferred stock compensation	2,655	3,058	3,301
Losses on joint ventures	5	23	892
Net operating losses and other	6,510	5,866	10,118
Stock option deductions	(3,073)	(128)	(704)
Total	$—	$—	$—

Significant components of NetRatings’ deferred tax assets are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$31,313	$25,056
Tax credit carryforwards	1,061	1,020
Reserves and accrued costs and expenses not currently deductible	(192)	2,068
Asset write-offs not currently deductible	1,834	1,834
Fixed assets and intangibles	—	804
Other	—	188
	34,016	30,970
Deferred tax liabilities:
Fixed assets and intangibles	1,047	—
Total deferred tax assets	32,969	30,970
Valuation allowance for deferred tax assets	(32,969)	(30,970)
Net deferred tax assets	$—	$—

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

The net valuation allowance increased by $2.0 million, $5.8 million and $14.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $7.2 million and $3.6 million of the valuation allowance at December 31, 2004 and 2003, respectively, is attributable to stock option deductions, the benefit of which will be credited to paid-in capital if and when realized.

As of December 31, 2004, NetRatings had net operating loss carryforwards for federal and state tax purposes of approximately $81.3 million and $49.9 million, respectively. NetRatings also had federal and state research and development tax credit carryforwards of approximately $0.6 million and $0.6 million, respectively. The federal and state net operating loss and tax credit carryforwards begin to expire in 2017 if not utilized, and the state net operating losses begin to expire in 2007 if not utilized. The state tax credits may be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Note 13.  Other-Than-Temporary Impairment and Its Application to Certain Investments

The gross unrealized losses related to NetRatings’ portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2004. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2004 are temporary in nature. NetRatings has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and NetRatings’ ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table sets forth the unrealized losses for NetRatings investments as of December 31, 2004 (in thousands, except percentage data):

	In Loss Position Less than 12 Months		In Loss Position 12 Months or Longer		Total In Loss Position
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Commercial paper	—	—	$2,000	$(24)	$2,000	$(24)
Corporate notes	$12,511	$(101)	6,616	(34)	19,127	(135)
Euro dollar bonds	28,945	(172)	11,812	(86)	40,757	(258)
Government securities	21,195	(109)	31,500	(378)	52,695	(487)
Total temporarily impaired securities	$62,651	$(382)	$51,928	$(522)	$114,579	$(904)

Securities unrealized loss percent to fair value		0.61%		1.01%		0.79%

The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2004:

	Time to maturity
	One year or less	One to five years	Five to ten years	Greater than ten years	Total
	(in thousands, except percent data) (unaudited)
Cash and cash equivalents	$33,234	—	—	—	$33,234
Average interest rates	0.54%	—	—	—	.54%
Short term investments	$83,659	$51,913	—	$28,796	$164,368
Average interest rates	1.95%	2.39%	—	2.43%	2.17%

Note 14.  Subsequent Event (Unaudited)

On February 25, 2005, the Company purchased the remaining 50% of its Italian joint venture, Red Sheriff S.r.l., that it did not already own for approximately 1.5 million Euros.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Securities and Exchange Commission, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring the Company to include a report of management on the Company’s internal control over financial reporting and for our independent registered public accounting firm to attest to this report beginning with this Annual Report on Form 10-K.  In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for eligible companies for the filing of these reports and attestations. Because we elected to utilize this 45 day extension, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed within the deadlines prescribed in the exemptive order.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because NetRatings intends to file its definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”) and certain information in the Proxy Statement is incorporated herein by reference.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Pulver	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2005
William Pulver

/s/ Todd Sloan	Executive Vice President Corporate Development, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2005
Todd Sloan

/s/ John Dimling	Chairman of the Board	March 16, 2005
John A. Dimling

/s/ Michael P. Connors	Director	March 16, 2005
Michael P. Connors

/s/ David H. Harkness	Director	March 16, 2005
David H. Harkness

/s/Arthur F. Kingsbury	Director	March 16, 2005
Arthur F. Kingsbury

/s/ Thomas A. Mastrelli	Director	March 16, 2005
Thomas A. Mastrelli

/s/ D. Scott Mercer	Director	March 16, 2005
D. Scott Mercer

/s/ James M. O’Hara	Director	March 16, 2005
James M. O’Hara

/s/ Jerrell W. Shelton	Director	March 16, 2005
Jerrell W. Shelton

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.7(1)	Form of Share Purchase Agreement between NetRatings, Inc. and certain Red Sheriff shareholders.
3.1(2)	Restated Certificate of Incorporation of Registrant.
3.2(3)	Amended and Restated By-Laws of Registrant.
*10.1	Amended and Restated 1998 Stock Plan, including form of restricted stock agreement.
*10.2(4)	1999 Employee Stock Purchase Plan.
*10.3	Form of Director Retention Agreement.
*10.4(5)	Employment Offer Letter with Bill Pulver dated November 1, 2001.
*10.5(6)	Employment Offer Letter with Todd Sloan dated February 28, 2002.
10.10(7)	Operating Agreement between Registrant and Nielsen Media Research dated as of August 15, 1999.
10.11(8)	Software License Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.12(9)	Panel Maintenance Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.13(10)	NMR Commissions Agreement by and between NetRatings, Inc. and Nielsen Media Research, Inc., dated as of May 7, 2002.
10.14(11)	Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended).
10.15(12)	Services Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.16(13)	Post-Closing Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.17(14)	Agreement of Reimbursement by and between NetRatings, Inc. and ACNielsen Corporation, dated as of May 7, 2002.
10.18(15)	Agreement of Reimbursement by and between NetRatings, Inc. and VNU, Inc., dated as of May 7, 2002.
10.19(16)	Sub-sublease dated September 13, 2002.
*10.20(17)	Employment Offer Letter with Ron McCoy dated December 16, 2004.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1)                                  Incorporated by reference to exhibit number 2.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(2)                                  Incorporated by reference to exhibit number 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)                                  Incorporated by reference to Exhibit 3.4 to Registrant’s Form S-1 Registration Statement (No. 333-87717), which became effective on December 8, 1999 (the “1999 Registration Statement”).

(4)                                  Incorporated by reference to exhibit number 10.3 to the 1999 Registration Statement.

(5)                                  Incorporated by reference to exhibit number 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(6)                                  Incorporated by reference to exhibit number 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2002.

(7)                                  Incorporated by reference to exhibit number 10.9 to the 1999 Registration Statement.

(8)                                  Incorporated by reference to exhibit number 10.16 to the 1999 Registration Statement.

(9)                                  Incorporated by reference to exhibit number 10.17 to the 1999 Registration Statement.

(10)                            Incorporated by reference to exhibit number 10.38 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(11)                            Incorporated by reference to exhibit number 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)                            Incorporated by reference to exhibit number 10.35 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(13)                            Incorporated by reference to exhibit number 10.36 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(14)                            Incorporated by reference to exhibit number 10.37 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(15)                            Incorporated by reference to exhibit number 10.39 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(16)                            Incorporated by reference to exhibit number 10.42 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2002.

(17)                            Incorporated by reference to exhibit number 99.1 to Registrant’s Current Report on Form 8-K dated January 20, 2005.