Form 10-K/A
period 2004-12-31
NETRATINGS INC
filed 2005-04-29
CIK 1095480

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	77-0461990 (I.R.S. Employer Identification No.)
120 West 45th Street, 35th Floor New York, New York (Address of principal executive offices)	10036 (Zip Code)
Registrant's telephone number, including area code: (212) 703-5900 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on June 30, 2004, was $213,658,858.

        The number of shares of the Registrant's Common Stock outstanding as of February 28, 2005 was 35,794,154.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive proxy statement for the Registrant's 2005 Annual Meeting of Stockholders, which is to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

Explanatory Note

        NetRatings, Inc. (the "Company") is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the "SEC" or the "Commission") on March 16, 2005, to amend such report for the following reasons:

        The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004 that it intended to include management's report on internal control over financial reporting and the related attestation report of the Company's independent registered public accounting firm, required under Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the related SEC rules and regulations, in an amendment to its Annual Report on Form 10-K. The filing of this Amendment No. 1 is in accordance with the SEC's exemptive order in SEC Release No. 34-50754, which provided qualified issuers with a 45-day extension for filing management's report and the related attestation. The Company has recently completed its analysis, documentation and testing of its system of internal control over financial reporting and has prepared its report on the effectiveness of its internal control over financial reporting. In addition, the Company's independent registered public accounting firm, Ernst & Young LLP, has completed its audit and report on management's assessment of its internal control over financial reporting.

        Based on the foregoing, the following items are amended:

  •
  "Part II—Item 9A—Controls and Procedures" has been amended in this Form 10-K/A to include Management's Annual Report on Internal Control over Financial Reporting and the report of the Company's independent registered public accounting firm, Ernst & Young LLP, attesting to management's report on the effectiveness of internal control over financial reporting.

  •
  The certifications required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, to conform with the rules regarding internal control over financial reporting under Section 404 of Sarbanes-Oxley.

  •
  An additional consent of Ernst & Young LLP, the Company's independent registered public accounting firm, to cover the report related to the Company's internal control over financial reporting.

        No other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A. Unaffected items have not been repeated in this Form 10-K/A and the Company has not updated the disclosure made in this Form 10-K/A to reflect events occurring after the filing of the original Annual Report on Form 10-K filed on March 16, 2005.

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

Internal Control over Financial Reporting

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our independent registered public accounting firm, Ernst & Young LLP, audited management's assessment of the Company's internal control over financial reporting as stated in their report, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
NetRatings, Inc.

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that NetRatings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NetRatings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that NetRatings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NetRatings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of NetRatings, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

                                                                                        ERNST & YOUNG LLP

New York, New York
April 22, 2005

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

        (a)(3)  Exhibits

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

Date: April 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM PULVER William Pulver	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2005
/s/ TODD SLOAN Todd Sloan	Executive Vice President Corporate Development, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2005
/s/ JOHN A. DIMLING John A. Dimling	Chairman of the Board	April 29, 2005
/s/ MICHAEL P. CONNORS Michael P. Connors	Director	April 29, 2005
/s/ DAVID H. HARKNESS David H. Harkness	Director	April 29, 2005
/s/ ARTHUR F. KINGSBURY Arthur F. Kingsbury	Director	April 29, 2005
/s/ THOMAS A. MASTRELLI Thomas A. Mastrelli	Director	April 29, 2005
/s/ D. SCOTT MERCER D. Scott Mercer	Director	April 29, 2005
/s/ JAMES M. O'HARA James M. O'Hara	Director	April 29, 2005
/s/ JERRELL W. SHELTON Jerrell W. Shelton	Director	April 29, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Explanatory Note
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART IV
SIGNATURES
EXHIBIT INDEX