Form 10-Q
period 2005-03-31
NETRATINGS INC
filed 2005-05-10
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s Common Stock outstanding as of April 29, 2005, was 36,447,842.

NETRATINGS, INC. FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$32,992	$33,234
Short-term investments	162,755	164,368
Accounts receivable, net	14,689	13,679
Due from joint ventures	833	870
Due from related parties	1,271	1,170
Prepaid expenses and other current assets	3,208	3,106

Total current assets	215,748	216,427

Property and equipment, net	6,492	5,977
Intangibles, net	15,216	16,039
Goodwill	76,963	74,897
Other assets	1,218	1,117

Total assets	$315,637	$314,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,129	$2,868
Accrued liabilities	8,926	8,727
Deferred revenue	13,367	11,435
Due to related parties	7,663	9,017
Restructuring liabilities	587	625

Total current liabilities	33,672	32,672

Restructuring liabilities, less current portion	716	799

Total liabilities	34,388	33,471

Minority interest	753	548
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000; issued shares: 37,387 and 37,181 at March 31, 2005 and December 31, 2004, respectively; outstanding shares: 35,887 and 35,681 at March 31, 2005 and December 31, 2004, respectively	37	37
Additional paid-in capital	438,877	436,845
Accumulated other comprehensive income	734	1,079
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(138,521)	(136,892)

Total stockholders’ equity	280,496	280,438

Total liabilities and stockholders’ equity	$315,637	$314,457

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenue	$16,433	$13,266
Cost of revenue (exclusive of the amortization of stock-based compensation reported below)	5,568	5,904

Gross profit	10,865	7,362
Operating expenses:
Research and development	3,055	3,108
Sales and marketing	6,386	5,235
General and administrative	2,998	3,363
Restructuring expenses	—	(525)
Amortization of intangibles	823	1,154
Amortization of stock-based compensation	—	2,276

Total operating expenses	13,262	14,611

Loss from operations	(2,397)	(7,249)

Equity in earnings of joint ventures	56	20
Interest income, net	917	781
Minority interest in net profit of consolidated subsidiaries	(205)	(42)

Net loss	$(1,629)	$(6,490)

Basic and diluted net loss per common share	$(0.05)	$(0.19)

Shares used to compute basic and diluted net loss per common share	35,775	34,058

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net cash used in operating activities	$(499)	$(2,178)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,283)	(1,381)
Purchase of short term investments	(18,284)	(64,088)
Sale of short term investments	19,552	75,921
Acquisitions, net of cash acquired and investments in joint ventures	(1,806)	(10,782)

Net cash used in investing activities	(1,821)	(330)

FINANCING ACTIVITIES
Proceeds from stock issuances	2,032	1,380

Net cash provided by financing activities	2,032	1,380

Effect of exchange rate fluctuations	46	418

Net decrease in cash and cash equivalents	(242)	(710)
Cash and cash equivalents at beginning of period	33,234	49,909

Cash and cash equivalents at end of period	$32,992	$49,199

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of NetRatings, Inc. (NetRatings or the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings’ annual report on Form 10-K for the fiscal year ended December 31, 2004.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. All significant intercompany transactions and balances are eliminated upon consolidation. NetRatings consolidates the results of operations and financial position of its international operations on a one month lag.  The impact of this one month lag is not significant to NetRatings’ consolidated financial results.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.             COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(1,629)	$(6,490)
Accumulated translation adjustment	(129)	(991)
Unrealized gain (loss) on short-term investments	(216)	150

Comprehensive loss	$(1,974)	$(7,331)

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

	Three Months Ended March 31,
	2005	2004

Net loss	$(1,629)	$(6,490)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(509)	(1,015)

Pro forma net loss	$(2,138)	$(7,505)

Basic and diluted net loss per share	$(0.05)	$(0.19)

Pro forma basic and diluted net loss per share	$(0.06)	$(0.22)

4.             GOODWILL AND INTANGIBLE ASSETS

On February 25, 2005, NetRatings acquired the remaining 50% of its Italian joint venture, Red Sheriff S.r.l., for approximately $2.0 million in cash, resulting in an increase to goodwill of approximately $1.9 million.  During the first quarter of 2005, NetRatings also finalized the purchase price allocation related to Red Sheriff, resulting in a net increase to goodwill of approximately $0.2 million.  The impact of this transaction on NetRatings’ consolidated results of operations is not significant and therefore the Company does not include pro forma results for this acquisition.

Goodwill and other intangible assets, along with their weighted average lives as of March 31, 2005, consisted of the following (in thousands, except average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$5,482	$2,104	$3,378	7
Customer contracts	4,940	3,290	1,650	3
Patents and other	15,682	5,494	10,188	11

Total other intangible assets	$26,104	$10,888	$15,216

Goodwill			$76,963

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2005 - $2.8 million; 2006 - $2.4 million; 2007 - $2.4 million; 2008 - $1.8 million; and 2009 - $1.4 million.  As of October 1, 2004, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

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

The following table summarizes activity associated with the restructuring expenses for the quarter ended March 31, 2005 (in thousands):

	Balance December 31, 2004	Utilized Cash	Balance March 31, 2005

Lease commitments and related write-down of property and equipment	$1,424	$(121)	$1,303

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

The following tables set forth revenue and property and equipment, for the three months indicated (in thousands):

	Three months ended March 31, 2005 *
	US	EMEA	APLA	Total

Revenue	$7,613	$5,210	$3,610	$16,433
Property and equipment *	2,603	1,646	2,243	6,492

	Three months ended March 31, 2004 *
	US	EMEA	APLA	Total

Revenue	$6,265	$4,661	$2,340	$13,266
Property and equipment *	2,431	1,109	1,045	4,585

* The amounts indicated for property and equipment are as of March 31, 2005 and 2004, respectively.

7.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The FASB required companies to adopt SFAS No. 123(R) no later than the first interim or annual period beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission announced an amendment to the compliance dates for SFAS 123(R) that delays the effective date for calendar year-end companies until the beginning of 2006. NetRatings is currently evaluating the impact of SFAS No. 123(R) on its financial position and results of operations, which management believes will be material. See Stock-Based Compensation above for information related to the pro forma effects on NetRatings’ reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

Our revenues for the first quarter of 2005 totaled $16.4 million, compared to $15.9 million in the fourth quarter of 2004 and $13.3 million in the first quarter of 2004.  As of March 31, 2005, we had 1,432 clients, compared to 1,429 clients as of December 31, 2004 and 1,166 clients as of March 31, 2004.  The increases in our revenues and number of clients during the last year is the result of organic growth in our product portfolio.  We expect our revenues and client base to continue to grow as (i) our newer products gain marketplace acceptance, (ii) we develop additional products and services, (iii) we launch our products and services in new international territories and (iv) we cross-sell our products and services to our global client base.

We have incurred operating losses and net losses since our inception and, as of March 31, 2005, our accumulated deficit was $138.5 million.  Since the beginning of 2002, however, we have made significant progress in reducing our annual operating loss and annual net loss.  Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003 and to $20.2 million in 2004, and our operating loss for the first quarter of 2005 was $2.4 million.  Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003 and to $17.4 million in 2004, and our net loss for the first quarter of 2005 was $1.6 million.  Our ability to reduce our operating and net losses, and our belief that we will make further progress in reducing such losses in 2005, is attributable to a number of factors.  First, we expect the revenue growth we have experienced in the past few years to continue, particularly as we generate sales from our MegaPanel services.  Second, a significant initial investment was required to launch certain of our services in 2003 and 2004, including our MegaPanel services, and while the ongoing expense to operate such services will continue, we expect such expenses to be less than the initial expenses required to launch such services.  In addition, because we offer syndicated panel services, and because we are able to utilize our existing databases to expand our custom analytical offerings, our revenue growth does not require a direct corresponding increase in our product expenses.

As of March 31, 2005, our cash and cash equivalents and short-term investments totaled $195.7 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

Companies are also increasingly recognizing that, compared with other media, the Internet allows online market participants to obtain a unique understanding of consumer behavior.  Unlike with other forms of advertising, including print, radio and television, advertisers can (i) target advertising in an unprecedented manner, (ii) confirm whether consumers have actually viewed advertisements (and when) and (iii) decipher whether consumers have taken certain actions, whether completing a purchase or visiting a Web site, and understand exactly why.  Because of the unique dynamics of the Internet, we expect that Internet advertising and commerce will not only continue to grow in coming years, but that Internet advertising and commerce will garner a larger percentage of total advertising and commerce dollars.  We believe that this growth will require a commensurate increase in Internet media and market research, and that we are particularly well-suited to address the global needs of online participants.

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

Revenue Overview

We generate revenues primarily from the sale of our Internet media and market research products and services, which include both syndicated products and customized products.  Syndicated products currently represent a significant majority of our total revenues, and our goal is for syndicated products to continue to represent a significant majority of our total revenues.

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

In France, Japan and Latin America, we offer many of our services through joint ventures with leading local market research and information services companies.  We currently own 56.8% of NetRatings Japan, our Japanese subsidiary, while the remaining ownership interest is owned by TransCosmos, Dentsu.com and other investors.  We currently own 66% of Mediametrie NetRatings, our French subsidiary, and the remainder is owned by Mediametrie.  We currently own 49% of Ibope eRatings.com, our Latin American joint venture, and the remainder is owned by Ibope.  NetRatings uses the equity method to account for its investment in Ibope eRatings.com.  In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service.  As a result of the Red Sheriff acquisition, we also obtained a 50% ownership interest in an Italian company, Red Sheriff S.r.l., which offers site-centric-based services in Italy.  On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l.  As a result, NetRatings will include the results of operations of Red Sheriff S.r.l. in its consolidated financial statements beginning in the second quarter of 2005.

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294

Three months ended March 31:
2004	$13,266
2005	$16,433

We expect our 2005 revenues to exceed our 2004 revenues, primarily as a result of sales from our new products and services, the launch of our new and existing products and services in new international territories and cross-selling our products and services to our global client base.

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

Accounting for Joint Venture Transactions

The results of operations for each joint venture entity are reflected in the consolidated results of operations beginning on the date that we acquired majority control of such entity.  In the second quarter of 2002, we acquired the remaining 80.1% interest in ACNielsen eRatings.com.  In the second quarter of 2003, we acquired a majority interest in NetRatings Japan, our Japanese joint venture, and in the fourth quarter of 2003, we acquired a majority interest in Mediametrie NetRatings, our French joint venture.  In the first quarter of 2005, we acquired the remaining 50% interest in Red Sheriff S.r.l.  Our transactions with these four entities prior to our acquisition of majority control, as well as our transactions with our Latin American joint venture, Ibope eRatings.com, are accounted for in our financial statements as set forth below.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three months indicated:

	Three months ended March 31,
	2005	2004

Revenue	100%	100%
Cost of revenue	34%	45%
Gross profit	66%	55%
Operating expenses:
Research and development	19%	23%
Sales and marketing	39%	39%
General and administrative	18%	25%
Restructuring expenses	—	(4)%
Amortization of intangibles	5%	9%
Stock-based compensation	—	17%
Total operating expenses	81%	109%
Loss from operations	(15)%	(54)%
Equity in earnings (losses) of joint ventures	—	—
Interest income, net	6%	6%
Minority interest in net loss of consolidated subsidiaries	(1)%	—
Net loss	(10)%	(48)%

Revenue.  We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from joint venture and other distribution partners.

As of March 31, 2005, 1,432 customers worldwide subscribed to our products and services compared to 1,429 at the end of 2004.  As of March 31, 2004, 1,166 customers worldwide subscribed to our products and services.  The increase of 266 customers since March 31, 2004 is the result of organic growth in our worldwide customer base.  We expect our global customer base to increase in the next few quarters as we market and sell our new products and services and expand into new geographical markets.

Our global client renewal rate was 81% for the first quarter of 2005, an increase over the global client renewal rate of 76% for the first quarter of 2004. Our global average sales price was $48,000 for the first quarter of 2005, compared with $46,000 for the first quarter of 2004.  During the quarter ended March 31, 2005, no customer accounted for more than 10% of our revenue.

Revenue increased 24% to $16.4 million for the quarter ended March 31, 2005, compared to $13.3 million for the quarter ended March 31, 2004.  The increase in our organic revenue growth resulted from (i) new business sales of our products and services; (ii) the launch of new product offerings; (iii) price increases for existing products and services; and (iv) an increase in sales of our custom research and analytical services.

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

Cost of revenue decreased 6% to $5.6 million, or 34% of revenue, for the three months ended March 31, 2005 from $5.9 million, or 45% of revenue, for the comparable period in 2004.  The decrease in cost of revenue was due primarily to (i) reductions in our MegaPanel and NetView panel recruitment costs and (ii) the elimination of our Hispanic panel in the third quarter of 2004.  The decrease in costs was partially offset by (i) additional data collection costs related to our SiteCensus product and (ii) additional costs related to expanding the scope of information available through our MegaPanel product.  As a percentage of revenue, our cost of revenue decreased 11% from March 2004 to March 2005.  This decrease is due to the fact that a large portion of the expense related to launching a new product is incurred prior to the launch of such product.  Once a product is launched, however, the cost of operating and maintaining such product is reduced and our revenue opportunity increases.  As a result, our cost of revenue declines as a percentage of revenue.  During the first quarter of 2004, we incurred significant expenses related to launching our new products, particularly MegaPanel, and these expenses declined since that time.

Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred.

Research and development expenses were $3.1 million for each of the quarters ended March 31, 2005 and 2004.   As a percentage of sales, research and development costs were 19% and 23% for the quarters ended March 31, 2005 and 2004, respectively.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 22% to $6.4 million, or 39% of revenue, for the quarter ended March 31, 2005 from $5.2 million, or 39% of revenue, for the comparable period in 2004.  The increase in sales and marketing expenses was primarily related to additional personnel to support our global expansion including SiteCensus and custom analytics work related to MegaPanel.

 General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses decreased 11% to $3.0 million, or 18% of revenue, for the quarter ended March 31, 2005 from $3.4 million, or 25% of revenue, for the comparable quarter in 2004.  The decrease in general and administrative expenses was primarily due to personnel reductions related to integrating our administrative operations.

Restructuring Expenses.  During the first quarter of 2004, the Company negotiated an amendment to the lease for its offices in Milpitas, California which included a release from its obligations for the abandoned portion of the facility, resulting in a reversal of restructuring expense of $525,000.

Amortization of Intangibles.  Amortization of intangible expenses decreased 29% to $0.8 million, or 5% of revenue, for the quarter ended March 31, 2005 from $1.2 million, or 9% of revenue, for the comparable period in 2004.  The decrease was primarily due to some assets reaching their final amortization period during 2004.

Amortization of Stock-based Compensation.  Stock-based compensation represents amortization of deferred service costs related to stock warrants which Nielsen Media Research exercised in December 1999.  Amortization of stock-based compensation was $0 for the quarter ended March 31, 2005 compared to $2.3 million, or 17% of revenue, for the comparable period in 2004.  The decrease is the result of reaching the final amortization period for the deferred service costs in the fourth quarter of 2004.  As of December 31, 2004, the deferred service costs were fully amortized.  Accordingly, no amortization costs related to the stock warrants exercised by Nielsen Media Research in December 1999 will be incurred in future periods.

In 2005, the Board of Directors and compensation committee approved grants of restricted stock in connection with certain modifications to the Company’s compensation policy.  As a result, restricted stock was granted on April 1, 2005 which will result in stock-based compensation expense during the remainder of 2005.

Equity in Earnings (Losses) of Joint Ventures.  Equity in earnings from joint ventures was $56,000 and $20,000 for the quarters ended March 31, 2005 and 2004, respectively.  The equity in earnings from joint ventures for each of these quarters reflected our equity in the earnings of our joint venture in Italy, Red Sheriff S.r.l.  In the first quarter of 2004, these earnings were partially offset by losses related to Ibope eRatings, our Latin America joint venture.  As a result of the losses incurred by Ibope eRatings.com, our balance in our investment in Ibope eRatings.com was zero as of March 31, 2004, and therefore no losses were recorded after the first quarter of 2004.

Interest Income, Net.  Interest income, net, increased 17% to $0.9 million for the quarter ended March 31, 2005, from $0.8 million for the quarter ended March 31, 2004.  The increase in interest income was due to a higher interest yield on our investments in 2005.

Minority Interest.  Minority interest was $(205,000) and $(42,000) for the quarters ended March 31, 2005 and 2004, respectively. During the quarter ended March 31, 2005, we held majority interests in NetRatings Japan and Mediametrie NetRatings.  During the quarter ended March 31, 2004, we held majority interests in Red Sheriff, NetRatings Japan and Mediametrie NetRatings.  Red Sheriff had a negative equity balance on the date we acquired majority control of Red Sheriff and, therefore, we recognized 100% of the loss of Red Sheriff during the first half of 2004.

Operating Loss and Net Loss.  Operating loss decreased 67% to $2.4 million, or 15% of revenue, for the quarter ended March 31, 2005 from $7.2 million, or 54% of revenue, for the quarter ended March 31, 2004. For the quarter ended March 31, 2005, our net loss decreased to $1.6 million, or $0.05 per share, on approximately 35.8 million weighted average shares outstanding, as compared with a net loss of $6.5 million, or $0.19 per share, on approximately 34.1 million weighted average shares outstanding, for the quarter ended March 31, 2004. The decreases in operating loss and net loss were primarily due to (i) increased revenue from organic growth; (ii) decreased amortization of stock-based compensation; (iii) decreased cost of revenue related to our NetView home and work panels; and (iv) decreases in general and administrative costs.  These improvements to operating loss and net loss were partially offset by additional personnel to support our global expansion including SiteCensus and custom analytics work related to MegaPanel.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

At March 31, 2005, the Company’s cash and cash equivalents and short-term investments totaled $195.7 million compared to $197.6 million at March 31, 2004.

Net cash used in operating activities was $0.5 million for the three month period ended March 31, 2005, due to our net loss of $1.6 million and cash used in working capital changes of $0.7 million, which was partially offset by non-cash charges of $1.8 million.  The non-cash expenses include $0.8 million for amortization of intangible assets, $0.8 million for depreciation and $0.2 million in other non-cash expenses.  Net cash used in operating activities totaled $2.2 million for the three month period ended March 31, 2004, due to our net loss of $6.5 million and cash used in working capital changes of $0.1 million, which was partially offset by non-cash charges of $4.4 million. The non-cash expenses included $2.3 million for amortization of stock-based compensation, $1.2 million for amortization of intangible assets, $0.7 million for depreciation and $0.2 million in other non-cash charges.  We will continue to use cash to fund our operations.

Net cash used in investing activities for the three month period ended March 31, 2005 was $1.8 million. This amount reflects cash paid for acquisitions, net of cash acquired, of $1.8 million and the acquisition of property and equipment of $1.3 million, which was partially offset by net sales of our short-term investments of $1.3 million.  During the corresponding period in 2004, net cash used in investing activities was $0.3 million. This amount reflects cash paid for acquisitions, net of cash acquired, of $10.8 million and the acquisition of property and equipment of $1.4 million, which was partially offset by net sales of our short-term investments of $11.9 million.  We had no material capital expenditure commitments at March 31, 2005.  We expect capital expenditures in future quarters to continue at approximately the same rate as the first quarter of 2005 as we expand our data center and international operations.  We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations.

Net cash provided by financing activities totaled $2.0 million for the three month period ended March 31, 2005, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.  Net cash provided by financing activities was $1.4 million for the three month period ended March 31, 2004, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We incurred net losses of $25.1 million for the year ended December 31, 2003, $17.4 million for the year ended December 31, 2004 and $1.6 million for the quarter ended March 31, 2005. As of March 31, 2005, our accumulated deficit was $138.5 million.  We intend to continue to incur significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

Privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users both in the United States and abroad. Restrictions could be placed upon the collection, management, aggregation and use of information, which could require significant engineering time and resources.  Recently, the legislatures of the States of Utah and California enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.” Similar legislation has been introduced in other states and the U.S. Congress, including the Safeguard Against Privacy Invasions Act in the House of Representatives and the SPYBLOCK Act in the Senate.  In addition, the European Union has adopted a directive requiring the disclosure of the use of cookies and instructions on their removal. It is possible that this legislation or future legislation intended to regulate spyware could affect our ability to collect information, which could prevent us from operating or distributing some of our products and services or which could require us to change our business practices.  In addition, failure to comply with the law and regulatory requirements may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. The occurrence of one or more of these events could materially harm our business, results of operation and financial condition.

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

In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to enhance our internal controls and hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. For example, in 2004 we hired outside consultants to assist us with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which resulted in additional general and administrative expenses during 2004.  Insurers may also increase premiums, causing our premiums for various insurance policies, including our directors’ and officers’ insurance policy, to increase. Changes in the accounting rules, in particular the rules relating to accounting for employee stock options, are likely to materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of equity compensation we grant to our employees, which may affect our ability to recruit or retain key employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, we had cash and cash equivalents and short-term investments of $195.7 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of March 31, 2005, our investments had a weighted-average time to maturity of approximately 169 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease.  Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share.  For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.7 million.

Item 4. Controls and Procedures

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

Date: May 10, 2005
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director