Form 10-Q
period 2005-06-30
NETRATINGS INC
filed 2005-08-09
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2005, was 36,665,291.

NETRATINGS, INC. FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,473	$33,234
Short-term investments	161,734	164,368
Accounts receivable, net	17,071	13,679
Due from joint ventures	1,090	870
Due from related parties	—	1,170
Prepaid expenses and other current assets	3,739	3,106

Total current assets	218,107	216,427

Property and equipment, net	7,238	5,977
Intangibles, net	14,506	16,039
Goodwill	76,963	74,897
Other assets	1,102	1,117

Total assets	$317,916	$314,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,866	$2,868
Accrued liabilities	8,642	8,727
Deferred revenue	13,677	11,435
Due to related parties	9,664	9,017
Restructuring liabilities	376	625

Total current liabilities	36,225	32,672

Restructuring liabilities, less current portion	588	799

Total liabilities	36,813	33,471

Minority interest	954	548
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 38,095 and 37,181 at June 30, 2005 and December 31, 2004, respectively; outstanding shares: 36,595 and 35,681 at June 30, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital	445,043	436,845
Deferred compensation	(3,719)	—
Accumulated other comprehensive income	(201)	1,079
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(140,381)	(136,892)

Total stockholders’ equity	280,149	280,438

Total liabilities and stockholders’ equity	$317,916	$314,457

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$17,105	$14,473	$33,538	$27,739
Cost of revenue	6,018	6,033	11,586	11,937

Gross profit	11,087	8,440	21,952	15,802
Operating expenses:
Research and development	2,629	3,197	5,684	6,305
Sales and marketing	6,664	5,991	13,050	11,226
General and administrative	3,023	2,660	6,021	6,023
Restructuring expenses	—	—	—	(525)
Litigation settlement recovery	—	(1,800)	—	(1,800)
Amortization of intangibles	710	933	1,533	2,087
Amortization of stock-based compensation*	708	2,276	708	4,552

Total operating expenses	13,734	13,257	26,996	27,868

Loss from operations	(2,647)	(4,817)	(5,044)	(12,066)

Equity in earnings of joint ventures	—	18	56	38
Interest income, net	988	585	1,905	1,366
Minority interest in net profit of consolidated subsidiaries	(201)	(58)	(406)	(100)

Net loss	$(1,860)	$(4,272)	$(3,489)	$(10,762)

Basic and diluted net loss per common share	$(0.05)	$(0.12)	$(0.10)	$(0.31)

Shares used to compute basic and diluted net loss per common share	36,014	34,416	35,893	34,234

*Amortization of stock-based compensation:
Cost of revenue	$30	$2,276	$30	$4,552
Research and development	76	—	76	—
Sales and marketing	322	—	322	—
General and administrative	280	—	280	—
Total amortization of stock-based compensation	$708	$2,276	$708	$4,552

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1,274	$(8,453)

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,882)	(2,597)
Purchase of short term investments	(38,957)	(117,971)
Sale of short term investments	40,308	111,540
Acquisitions, net of cash acquired and investments in joint ventures	(1,806)	(10,816)

Net cash used in investing activities	(3,337)	(19,844)

FINANCING ACTIVITIES
Proceeds from stock issuances	3,773	6,650

Effect of exchange rate fluctuations	(471)	(855)

Net increase (decrease) in cash and cash equivalents	1,239	(22,502)
Cash and cash equivalents at beginning of period	33,234	49,909

Cash and cash equivalents at end of period	$34,473	$27,407

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.                                      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(1,860)	$(4,272)	$(3,489)	$(10,762)
Accumulated translation adjustment	(1,285)	1,400	(1,414)	408
Unrealized gain (loss) on short-term investments	350	(944)	134	(794)

Comprehensive loss	$(2,795)	$(3,816)	$(4,769)	$(11,148)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(1,860)	$(4,272)	$(3,489)	$(10,762)
Add: Stock-based employee compensation expense included in net loss	708	—	708	—
Less: Stock-based employee compensation expense determined under fair value method for all awards	(1,235)	(1,257)	(1,743)	(2,272)

Pro forma net loss	$(2,387)	$(5,529)	$(4,524)	$(13,034)

Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.10)	$(0.31)

Pro forma basic and diluted net loss per share	$(0.07)	$(0.16)	$(0.13)	$(0.38)

4.                                      RESTRICTED STOCK

In 2005, the Company’s Board of Directors and stockholders approved the Amended and Restated 1998 Stock Plan.  Under the Amended and Restated 1998 Stock Plan, the Company is authorized to issue restricted stock (as well as other equity-based compensation) to the Company’s employees and Board members.  Through June 30, 2005, the Company issued approximately 493,000 shares of restricted stock with a net value, after estimated forfeitures, of approximately $4.4 million.  The restricted stock issued to members of the Board of Directors vests ratably over 2 years, while the restricted stock issued to the Company’s non-executive employees vests ratably over 3 years.  The restricted stock issued to the Company’s executive officers vests at the end of three years but vesting can be accelerated if specific performance criteria are achieved.  The compensation expense related to this stock is amortized over the term of the restricted stock using the accelerated vesting method in accordance with APB No. 25 and FASB Interpretation No. 28.

5.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement revises SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period.  The FASB required companies to adopt SFAS No. 123(R) no later than the first interim or annual period beginning after June 15, 2005.  On April 14, 2005, the SEC announced an amendment to the compliance dates for SFAS No. 123(R) that delays the effective date for calendar year-end companies until the first quarter of 2006.

We currently account for our stock-based awards to employees in accordance with APB No. 25 and disclose the general and pro forma financial information required by SFAS 123 and SFAS 148.  Historically, we have used the Black-Scholes option pricing model to estimate the value of stock options granted to employees.  SFAS 123(R) requires that all share-based payments granted prior to the adoption date that remain unvested at the adoption date be expensed over the remaining service period.  We currently intend to adopt SFAS 123(R) using the modified-prospective method, and therefore we will begin expensing unvested options in the first quarter of 2006.  We currently estimate the impact of adopting SFAS 123(R) will be an expense of approximately $1.2 million for fiscal 2006.

6.                                      GOODWILL AND INTANGIBLE ASSETS

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

Goodwill and other intangible assets, along with their weighted average lives as of June 30, 2005, consisted of the following (in thousands, except average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$5,482	$2,300	$3,182	7
Customer contracts	4,940	3,440	1,500	3
Patents and other	15,682	5,858	9,824	11

Total other intangible assets	$26,104	$11,598	$14,506

Goodwill			$76,963

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

7.                                      RESTRUCTURING EXPENSES

The following table summarizes activity associated with the restructuring plans related to acquisitions in 2002 and 2003 during the six month period ended June 30, 2005 (in thousands):

	Balance as of December 31, 2004	Utilized Cash	Accrual as of June 30, 2005

Lease commitments and related write-down of property and equipment	$1,424	$(460)	$964

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

The following table sets forth revenue and property and equipment, for the three and six months indicated (in thousands):

	Three Months Ended June 30, 2005 *				Six Months Ended June 30, 2005 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$7,549	$5,870	$3,686	$17,105	$15,162	$11,080	$7,296	$33,538
Property and equipment *	3,319	1,474	2,445	7,238	3,319	1,474	2,445	7,238

	Three Months Ended June 30, 2004 *				Six Months Ended June 30, 2004 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$6,648	$4,829	$2,996	$14,473	$12,913	$9,493	$5,333	$27,739
Property and equipment *	2,395	1,532	1,135	5,062	2,395	1,532	1,135	5,062

* The amounts indicated for property and equipment are as of June 30, 2005 and 2004, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements contained in this Form 10-Q (this “Report”) are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed elsewhere in this Report under the heading “Risk Factors That May Affect Our Performance.”

Summary

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives.  We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries.  VNU N.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, currently owns approximately 59% of our outstanding common stock.

Our revenues for the second quarter of 2005 totaled $17.1 million, compared to $16.4 million in the first quarter of 2005 and $14.5 million in the second quarter of 2004.  As of June 30, 2005, we had 1,485 clients, compared to 1,432 clients as of March 31, 2005 and 1,257 clients as of June 30, 2004.  The increases in our revenues and number of clients during the last year is primarily the result of organic growth in our product portfolio.  We expect our revenues and client base to continue to grow as (i) our newer products gain marketplace acceptance, (ii) we develop additional products and services, (iii) we launch our products and services in new international territories; (iv) we increase the prices for our products and services; and (v) we cross-sell our products and services to our global client base.

We have incurred operating losses and net losses since our inception and, as of June 30, 2005, our accumulated deficit was $140.4 million.  Since the beginning of 2002, however, we have made significant progress in reducing our annual operating loss and annual net loss.  Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003 and to $20.2 million in 2004, and our operating loss for the first half of 2005 was $5.0 million.  Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003 and to $17.4 million in 2004, and our net loss for the first half of 2005 was $3.5 million.  Our ability to reduce our operating and net losses, and our belief that we will make further progress in reducing such losses during 2005, is attributable to a number of factors.  First, we expect the revenue growth we have experienced in the past few years to continue, particularly as we generate sales from our MegaPanel services.   In addition, because we offer syndicated panel services, and because we are able to utilize our existing databases to expand our custom analytical offerings, our revenue growth does not require a direct corresponding increase in our product expenses.

As of June 30, 2005, our cash and cash equivalents and short-term investments totaled $196.2 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

In conjunction with these strategic acquisitions, we have also devoted significant resources to internal product development.  Our key new products and services include (i) MegaPanel, which includes our vertical offerings, such as MegaView Financial, MegaView Retail, MegaView Travel and MegaView Search, as well as WebIntercept, a behavioral-based online survey research tool that provides surveying capabilities on real-time Internet behavior; and (ii) Homescan Online, a joint initiative with ACNielsen that combines offline consumer purchasing data with Internet audience measurement data.  We believe these new products and services, as well as additional MegaPanel offerings, will be important to our financial performance over the next few years.

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

In France, Japan and Latin America, we offer many of our services through entities jointly owned by leading local market research and information services companies.  We currently own 56.8% of NetRatings Japan, our Japanese subsidiary, while the remaining ownership interest is owned by TransCosmos, Dentsu.com and other investors.  We currently own 66% of Mediametrie NetRatings, our French subsidiary, and the remainder is owned by Mediametrie.  We currently own 49% of Ibope eRatings.com, our Latin American joint venture, and the remainder is owned by Ibope.  NetRatings uses the equity method to account for its investment in Ibope eRatings.com.  In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service.  As a result of the Red Sheriff acquisition, we also obtained a 50% ownership interest in an Italian company, Red Sheriff S.r.l., which offers site-centric-based services in Italy.  On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l.  As a result, NetRatings included the results of operations of Red Sheriff S.r.l. in its consolidated financial statements beginning in the second quarter of 2005.

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294

Six months ended June 30:
2004	$27,739
2005	$33,538

We expect our 2005 revenues to exceed our 2004 revenues, as a result of sales from our new products and services, the launch of our new and existing products and services in new international territories, increasing the prices for our products and services and cross-selling our products and services to our global client base, as well as the acquisition of the remaining shares of our Italian joint venture in February 2005.

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

Accounting for Stock-Based Compensation

We measure compensation expenses for our stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 28.   Under the intrinsic value recognition provisions of APB 25, stock-based compensation cost is measured at the grant date based on the difference between the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay under the award, and is recognized as expense over the vesting period using the accelerated method.  Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three and six months indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	100%	100%	100%	100%
Cost of revenue	35%	42%	35%	43%
Gross profit	65%	58%	65%	57%
Operating expenses:
Research and development	15%	22%	17%	23%
Sales and marketing	39%	41%	39%	40%
General and administrative	18%	18%	18%	22%
Restructuring expenses	—	—	—	(2)%
Litigation settlement recovery	—	(12)%	—	(6)%
Amortization of intangibles	4%	6%	5%	8%
Stock-based compensation	4%	16%	2%	16%
Total operating expenses	80%	91%	81%	101%
Loss from operations	(15)%	(33)%	(16)%	(44)%
Equity in earnings (losses) of joint ventures	—	—	—	—
Interest income, net	6%	4%	6%	5%
Minority interest in net profit of consolidated subsidiaries	(1)%	—	(1)%	—
Net loss	(10)%	(29)%	(11)%	(39)%

Revenue. We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from joint venture and other distribution partners.

As of June 30, 2005, 1,485 customers worldwide subscribed to our products and services compared to 1,432 customers worldwide as of March 31, 2005.  The increase of 53 customers since March 31, 2005 is the result of organic growth in our worldwide customer base.  We expect our global customer base to increase in the next few quarters as we market and sell our new products and services and expand into new geographical markets.

Our global client renewal rate was 83% for the second quarter of 2005, an increase over the global client renewal rate of 76% for the second quarter of 2004. Our global average sales price was $47,000 for the second quarter of 2005, compared with $45,000 for the second quarter of 2004.  During the quarter ended June 30, 2005, no customer accounted for more than 10% of our revenue.

Revenue increased 18% to $17.1 million for the three month period ended June 30, 2005, compared to $14.5 million for the three month period ended June 30, 2004.  Revenue increased 21% to $33.5 million for the six month period ended June 30, 2005, compared to $27.7 million for the six month period ended June 30, 2004.  The increases in revenue were primarily organic revenue growth due to (i) new business sales of our products and services; (ii) the launch of new product offerings; (iii) price increases for existing products and services; and (iv) the impact of foreign exchange rates relating to our international revenues.  The revenue for the three month and six month periods ended June 30, 2005 also includes our acquisition of the remaining shares of our Italian joint venture.

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

Cost of revenue was $6.0 million for the three month period ended June 30, 2005 and the three month period ended June 30, 2004.  The cost of revenue expense remained the same primarily due to (i) reductions in US MegaPanel recruitment expenses; (ii) reductions in our International NetView and MegaPanel recruitment costs; and (iii) the elimination of our Hispanic panel in the third quarter of 2004, which were offset by (i) costs related to our China data center which began operations in the fourth quarter of 2004; (ii) additional third party data collection costs related to our SiteCensus product; and (iii) additional costs related to expanding the scope of information available through our MegaPanel product.  As a percentage of revenue, however, our cost of revenue decreased to 35% for the three month period ended June 30, 2005 from 43% for the three month period ended June 30, 2004.  This decrease as a percentage of revenue is primarily due to revenue growth from the launch of our new products.

Cost of revenue decreased 3% to $11.6 million, or 35% of revenue, for the six month period ended June 30, 2005 from $11.9 million, or 43% of revenue, for the six month period ended June 30, 2004. The decrease in cost of revenue was primarily due to (i) reductions in US MegaPanel recruitment expenses; (ii) reductions in our International NetView and MegaPanel recruitment costs; (iii) the elimination of our Hispanic panel in the third quarter of 2004; and (iv) reductions in US NetView panel recruitment costs. The decrease in costs was partially offset by (i) costs related to our China Data Center which began operations in the fourth quarter of 2004; (ii) additional data collection costs related to our SiteCensus product; (iii) additional costs related to expanding the scope of information available through our MegaPanel product; and (iv) the impact of foreign exchange rates relating to our international cost of revenue. The decrease as a percentage of revenue is primarily due to revenue growth from the launch of our new products.

Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities.

Research and development expenses decreased 18% to $2.6 million, or 15% of revenue, for the three month period ended June 30, 2005 from $3.2 million, or 22% of revenue, for the three month period ended June 30, 2004. Research and development expenses decreased 10% to $5.7 million, or 17% of revenue, for the six month period ended June 30, 2005 from $6.3 million, or 23% of revenue, for the six month period ended June 30, 2004.  The decrease in research and development expenses for both periods was primarily due to a reduction in personnel.  Additionally, in the second quarter of 2005, the Company capitalized approximately $0.3 million of payroll and related costs related to internal use software development.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 11% to $6.7 million, or 39% of revenue, for the three month period ended June 30, 2005 from $5.9 million, or 41% of revenue, for the comparable period in 2004.  Sales and marketing expenses increased 16% to $13.1 million, or 39% of revenue, for the six month period ended June 30, 2005 from $11.2 million, or 40% of revenue, for the comparable period in 2004.  The increases were primarily related to (i) an increase in headcount due to the acquisition of the remaining shares of our joint venture in Italy; (ii) additional personnel in our analytics area due to the growth in custom analytics revenue; (iii) additional product marketing personnel due to our product expansion; and (iv) the impact of foreign exchange rates relating to our international operation expenses.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 14% to $3.0 million, or 18% of revenue, for the three month period ended June 30, 2005 from $2.6 million, or 18% of revenue, for the comparable period in 2004. General and administrative expenses were $6.0 million for the six month periods ended June 30, 2005 and June 30, 2004, or 18% of revenue and 22% of revenue, respectively.  The increase in general and administrative expenses for the three month period ended June 30, 2005 is primarily due to additional legal expenses related to a number of pending litigations.

Restructuring Expenses.  There have been no restructuring expenses during the first half of 2005.  During the first quarter of 2004, the Company negotiated a new lease for its offices in Milpitas, California which included a release from its obligations for the abandoned portion of the facility, resulting in a reversal of restructuring expense of $525,000 during the six month period ending June 30, 2004.

Litigation Settlement Recovery.  During the fourth quarter of 2002, NetRatings expensed costs related to the settlement in 2002 of the patent litigation initiated against the Company by Jupiter Media Metrix, Inc.  In the second quarter of 2004, NetRatings received, net of legal fees, $1.8 million from the Company’s insurance company in reimbursement for these expenses.

Amortization of Intangibles.  Amortization of intangible expenses decreased 24% to $0.7 million, or 4% of revenue, for the three month period ended June 30, 2005 from $0.9 million, or 6% of revenue, for the comparable period in 2004.  Amortization of intangible expenses decreased 27% to $1.5 million, or 5% of revenue, for the six month period ended June 30, 2005 from $2.1 million, or 8% of revenue, for the comparable period in 2004.  The decrease was primarily due to certain assets reaching their final amortization period.

Amortization of Stock-based Compensation.  Amortization of stock-based compensation in 2005 represents amortization of compensation expense related to restricted stock grants issued in the second quarter of 2005.  This amortization expense totaled $0.7 million in the second quarter of 2005.

Amortization of stock-based compensation in 2004 represents amortization of deferred service costs related to warrants which Nielsen Media Research exercised in December 1999.  As of December 31, 2004, the deferred service costs relating to the stock warrants of Nielsen Media Research were fully amortized.  Accordingly, there is no amortization related to these warrants in 2005.  In 2004, the amortization expense related to these warrants was $2.3 million and $4.6 million for the three and six month periods ended June 30, 2004, respectively.

Equity in Earnings of Joint Ventures.  Equity in earnings from joint ventures was $0 and $18,000 for the three month periods ended June 30, 2005 and 2004, respectively.  For the six month periods ended June 30, 2005 and 2004, the equity in earnings of joint ventures was $56,000 and $38,000, respectively.  The equity in earnings from joint ventures for each of these quarters reflected our equity in the earnings of our Italian joint venture, Red Sheriff S.r.l.  At the end of the first quarter in 2005, we purchased the remaining 50% interest in Red Sheriff S.r.l., which resulted in its gains and losses being reported in our consolidated results rather than in equity in earnings of joint ventures.

Interest Income, Net.  Interest income, net, increased 69% to $1.0 million for the quarter ended June 30, 2005, from $0.6 million for the quarter ended June 30, 2004.  Interest income, net, increased 39% to $1.9 million for the six month period ended June 30, 2005 from $1.4 million for the comparable period in 2004.  The increase in interest income was due to an overall higher interest yield on our investments in 2005.

Minority Interest.  Minority interest was $(201,000) and $(406,000) for the three and six month periods ended June 30, 2005, respectively, representing the minority share of the quarterly profits from Mediametrie NetRatings and NetRatings Japan.  During the quarter ended June 30, 2004, we held majority interests in Red Sheriff, NetRatings Japan and Mediametrie NetRatings.  Red Sheriff had a negative equity balance on the date we acquired majority control of Red Sheriff and, therefore, we recognized 100% of the loss of Red Sheriff during the first half of 2004.

Operating Loss and Net Loss.  Operating loss decreased 45% to $2.6 million, or 15% of revenue, for the three month period ended June 30, 2005 from $4.8 million, or 33% of revenue, for the three month period ended June 30, 2004. For the three month period ended June 30, 2005, our net loss decreased to $1.9 million, or $0.05 per share, on approximately 36.0 million weighted average shares outstanding, as compared with a net loss of $4.3 million, or $0.12 per share, on approximately 34.4 million weighted average shares outstanding, for the three month period ended June 30, 2004.  Operating loss decreased 58% to $5.0 million, or 15% of revenue, for the six month period ended June 30, 2005 from $12.0 million, or 44% of revenue, for the six month period ended June 30, 2004. For the six month period ended June 30, 2005, our net loss decreased to $3.5 million, or $0.10 per share, on approximately 35.8 million weighted average shares outstanding, as compared with a net loss of $10.8 million, or $0.31 per share, on approximately 34.2 million weighted average shares outstanding, for the six month period ended June 30, 2004.

The decreases in operating and net loss were primarily due to (i) increased revenue from organic growth and our acquisition of the remaining shares of our Italian joint venture; (ii) increased interest income; and (iii) decreased research and development, amortization of intangibles and amortization of stock based compensation costs. These improvements to operating loss and net loss were partially offset by (i) additional personnel to support our global expansion, including SiteCensus and custom analytics work related to MegaPanel, and (ii) the litigation recovery recorded in 2004.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

As of June 30, 2005, the Company’s cash and cash equivalents and short-term investments totaled $196.2 million. Cash provided by operating activities was $1.3 million for the six month period ended June 30, 2005, reflecting our net loss of $3.5 million offset by working capital changes of $0.3 million and non-cash charges of $4.4 million. The non-cash expenses include $1.5 million for amortization of intangible assets, $1.7 million for depreciation, $0.7 for amortization of stock-based compensation, $0.4 million of minority interest and $0.1 million of other non-cash charges. Cash used in operating activities totaled $8.5 million for the six month period ended June 30, 2004, due to our net loss of $10.8 million and cash used in working capital changes of $6.0 million, which was partially offset by non-cash charges of $8.3 million. The net loss included the $1.8 million litigation settlement recovery, all of which was received in the second quarter of 2004. The non-cash expenses included $4.6 million for amortization of stock-based compensation, $2.1 million for amortization of intangible assets, $1.5 million for depreciation and $0.1 million in other non-cash expenses.

Net cash used in investing activities for the six month period ended June 30, 2005 was $3.3 million. This amount reflects the acquisition of property and equipment of $2.9 million and net cash paid for acquisitions of $1.8 million, which was partially offset by net sales of our short-term investments of $1.4 million. During the corresponding period in 2004, net cash used in investing activities was $19.8 million. This amount reflects the net purchase of our short-term investments of $6.4 million, the acquisition of property and equipment of $2.6 million and cash paid for acquisitions of $10.8 million.  We had no material capital expenditure commitments at June 30, 2005.  We expect capital expenditures in the second half of 2005 to decrease slightly as compared to the first six months of 2005.  We expect net cash provided by investing activities to be further reduced by use of our short-term investments to support operations.

Net cash provided by financing activities totaled $3.8 million and $6.7 million for the six month periods ended June 30, 2005 and 2004, respectively, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We incurred net losses of $25.1 million for the year ended December 31, 2003, $17.4 million for the year ended December 31, 2004 and $3.5 million for the six month period ended June 30, 2005. As of June 30, 2005, our accumulated deficit was $140.4 million.  We intend to continue to incur significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

OUR BUSINESS MAY BE HARMED IF WE SUPPLY INACCURATE INFORMATION TO OUR CUSTOMERS

If we furnish inaccurate information to our customers, our brand may be harmed. The information that we collect and information in our databases may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement or collection methodologies or databases could have an adverse effect on our ability to attract new customers and retain existing customers and could ultimately harm our brand. Our customer contracts generally provide that each customer must indemnify us for any damages arising from the misuse of data, reports or analyses by the customer. However, we cannot be certain that our contract provisions provide sufficient protection and, in any event, enforcing these protections could be very costly. Any liability that we incur or any harm to our brand that we suffer because of irregularities or inaccuracies in the data we supply to our customers could harm our business.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights, and we seek to obtain the issuances of patents for our core technology and the registration of our material trademarks and service marks in the United States and in selected other countries.  In the second quarter of 2005, we filed patent infringement lawsuits against five companies that we believe infringe multiple patents owned or controlled by us and which relate generally to the collection, analysis and reporting of information concerning computer usage activity.

We cannot assure you, however, that the steps we have taken, including filing the five lawsuits referenced above, will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

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

SYSTEM FAILURES OR DELAYS IN THE OPERATION OF OUR COMPUTER AND COMMUNICATIONS SYSTEMS MAY HARM OUR BUSINESS

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, the provision of our services and day-to-day management of our business and could result in the corruption or loss of data.

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

Personal information regarding our panelists is included in the data that our software captures from a panelist’s Internet use. Our panel data are released to our clients only on an anonymous basis. However, if a person were to penetrate our network security or otherwise misappropriate sensitive data about our panel members, our reputation could be harmed or we could be subject to claims or litigation arising from damages suffered by panel members as a result of such misappropriation.  Under California SB 1386, companies that maintain data on California residents are required to inform individuals of any security breaches that result in their personal information being stolen.  In the event that any personal information about our panelists residing in California was misappropriated, we could incur significant costs in complying with the disclosure requirements of California SB 1386.  In addition, any such disclosure could harm our reputation and result in a higher rate of panel attrition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, we had cash and cash equivalents and short-term investments of $196.2 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of June 30, 2005, our investments had a weighted-average time to maturity of approximately 133 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease.  Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and short-term investments and, accordingly, could adversely affect our net income and earnings per share.  For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.6 million.

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

Patent Litigation

In May 2005, NetRatings filed patent infringement lawsuits against Coremetrics, Inc. and Omniture, Inc.  The complaints, filed in the United States District Court for the District of Delaware, allege that both companies infringe four patents owned or controlled by NetRatings which relate generally to the collection, analysis and reporting of information concerning computer usage activity.  Both complaints seek, among other things, injunctive relief enjoining further infringement of such patents as well as compensatory damages.  In May 2005, NetRatings also filed a patent infringement lawsuit against Sane Solutions, LLC in the United States District Court for the Southern District of New York.  This complaint alleges that Sane Solutions infringes three computer usage patents owned or controlled by NetRatings and seeks, among other things, injunctive relief and compensatory damages.

In June 2005, NetRatings filed a patent infringement lawsuit against Visual Sciences, LLC in the United States District Court for the Eastern District of Virginia.  The complaint alleges that Visual Sciences infringes four computer usage patents owned or controlled by NetRatings and seeks, among other things, injunctive relief and compensatory damages.  In June 2005, NetRatings filed a patent infringement lawsuit against SageMetrics Corporation in the United States District Court for the Central District of California.  This complaint alleges that SageMetrics infringes three computer usage patents owned or controlled by NetRatings and seeks, among other things, injunctive relief and compensatory damages.

The litigation process is inherently uncertain and we cannot guarantee that we will be successful in these lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 3, 2005, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors John A. Dimling (31,292,002 affirmative votes and 4,144,493 withheld), Michael P. Connors (31,211,262 affirmative votes and 4,225,233 withheld), David H. Harkness (31,292,002 affirmative votes and 4,144,473 withheld), Arthur F. Kingsbury (33,856,229 affirmative votes and 1,580,266 withheld), Thomas A. Mastrelli (31,291,952 affirmative votes and 4,144,543 withheld), D. Scott Mercer (33,572,031 affirmative votes and 1,864,464 withheld), William Pulver (31,085,729 affirmative votes and 4,350,766 withheld), James M. O’Hara (31,292,052 affirmative votes and 4,144,443 withheld) and Jerrell W. Shelton (33,836,229 affirmative votes and 1,600,266 withheld).

The stockholders also approved the adoption of the Company’s Amended and Restated 1998 Stock Plan (with 23,289,512 shares voting for, 5,428,910 against, and 0 abstaining). There were 6,686,473 broker non-votes in connection with this proposal.

The stockholders also ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2005 (with 30,996,011 shares voting for, 4,300 against, and 0 shares abstaining). There were no broker non-votes in connection with this proposal.

Item 6.  Exhibits

Exhibit Number	Exhibit

*10.1(1)	Amended and Restated 1998 Stock Plan, including form of restricted stock agreement.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*                                         Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(c) of Form 10-K.

(1)                                  Incorporated by reference to exhibit number 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director