Form 10-Q
period 2005-09-30
NETRATINGS INC
filed 2005-11-09
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2005, was 36,786,803.

NETRATINGS, INC. FORM 10-Q INDEX

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2005 (Unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations - Three and Nine months ended September 30, 2005 and 2004 (Unaudited)
Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004 (Unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits
Signatures

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,026	$33,234
Short-term investments	162,162	164,368
Accounts receivable, net	16,373	13,679
Trade receivables from joint ventures	903	870
Due from related parties	—	1,170
Prepaid expenses and other current assets	3,758	3,106

Total current assets	215,222	216,427

Property and equipment, net	7,738	5,977
Intangibles, net	13,872	16,039
Goodwill	76,963	74,897
Other assets	1,099	1,117

Total assets	$314,894	$314,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,660	$2,868
Accrued liabilities	8,564	8,727
Deferred revenue	13,627	11,435
Trade payables to joint venture	549	400
Due to related parties	6,261	8,617
Restructuring liabilities	2,035	625

Total current liabilities	34,696	32,672

Restructuring liabilities, less current portion	503	799

Total liabilities	35,199	33,471

Minority interest	1,106	548
Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 38,208 and 37,181 at September 30, 2005 and December 31, 2004, respectively; outstanding shares: 36,708 and 35,681 at September 30, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital	449,105	436,845
Deferred stock-based compensation	(4,880)	—
Accumulated other comprehensive income (loss)	(469)	1,079
Treasury stock	(20,631)	(20,631)
Accumulated deficit	(144,574)	(136,892)

Total stockholders’ equity	278,589	280,438

Total liabilities and stockholders’ equity	$314,894	$314,457

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$16,796	$15,623	$50,334	$43,362
Cost of revenue	5,518	5,653	17,104	17,590

Gross profit	11,278	9,970	33,230	25,772
Operating expenses:
Research and development	3,164	3,100	8,848	9,405
Sales and marketing	6,277	5,888	19,327	17,114
General and administrative	3,082	2,889	9,103	8,912
Restructuring expenses	1,700	—	1,700	(525)
Litigation settlement recovery	—	—	—	(1,800)
Amortization of intangibles	634	874	2,167	2,961
Amortization of stock-based compensation*	1,162	2,276	2,331	6,828

Total operating expenses	16,019	15,027	43,476	42,895

Loss from operations	(4,741)	(5,057)	(10,246)	(17,123)

Equity in earnings of joint ventures	—	43	56	81
Interest income, net	1,161	737	3,066	2,103
Minority interest in net profit of consolidated subsidiaries	(152)	(69)	(558)	(169)

Net loss	$(3,732)	$(4,346)	$(7,682)	$(15,108)

Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.21)	$(0.44)

Shares used to compute basic and diluted net loss per common share	36,180	34,808	35,987	34,421

*Amortization of stock-based compensation:
Cost of revenue	$50	$2,276	$100	$6,828
Research and development	134	—	259	—
Sales and marketing	507	—	1,036	—
General and administrative	471	—	936	—
Total amortization of stock-based compensation	$1,162	$2,276	$2,331	$6,828

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net cash used in operating activities	$(1,955)	$(8,677)

INVESTING ACTIVITIES
Acquisition of property and equipment	(4,292)	(3,608)
Purchase of short term investments	(89,694)	(138,656)
Sale of short term investments	91,899	132,772
Acquisitions, net of cash acquired and investments in joint ventures	(1,806)	(10,815)

Net cash used in investing activities	(3,893)	(20,307)

FINANCING ACTIVITIES
Proceeds from stock issued by majority owned subsidiary	—	245
Proceeds from stock issuances	5,049	8,775

Net cash provided by financing activities	5,049	9,020

Effect of exchange rate fluctuations	(409)	(1,183)

Net decrease in cash and cash equivalents	(1,208)	(21,147)
Cash and cash equivalents at beginning of period	33,234	49,909

Cash and cash equivalents at end of period	$32,026	$28,762

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of NetRatings, Inc. ("NetRatings" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings’ annual report on Form 10-K for the year ended December 31, 2004.

The accompanying interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments, except as described in Notes 2 and 7), which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain reclassifications have been made to prior year balances to conform with current year reporting classifications.

2.                                      RESTATEMENT

The Company has restated its condensed consolidated financial statements for the three and six month periods ended June 30, 2005 as a result of an error in accounting for restricted stock grants.  In its condensed consolidated statements of operations for the three and six months ended June 30, 2005, the Company recorded stock-based compensation expense net of estimated forfeitures of restricted stock awards.  However, the accounting policy currently applied by the Company, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), requires forfeitures to be recorded when they occur.

The Company restated these consolidated financial statements as a result of its assessment that this item was material to the previously reported financial statements.  The adjustment associated with the correction of this error resulted in the Company increasing its net loss by $461,000, or $0.01 per share, for the three and six month periods ended June 30, 2005.  The information included in this Form 10-Q sets forth the effects of the restatement on the previously reported condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and the condensed consolidated balance sheet as of June 30, 2005.

The following table presents the effects of the restatement on the condensed consolidated statements of operations for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Amortization of stock-based compensation*	$708	$461	$1,169	$708	$461	$1,169

Loss from operations	$(2,647)	$(461)	$(3,108)	$(5,044)	$(461)	$(5,505)

Net loss	$(1,860)	$(461)	$(2,321)	$(3,489)	$(461)	$(3,950)

Basic and diluted net loss per common share	$(0.05)	$(0.01)	$(0.06)	$(0.10)	$(0.01)	$(0.11)

Shares used in the calculation of net loss per common share	36,014	36,014	36,014	35,893	35,893	35,893

*Amortization of stock-based compensation:
Cost of revenue	$30	$20	$50	$30	$20	$50
Research and development	76	49	125	76	49	125
Sales and marketing	322	207	529	322	207	529
General and administrative	280	185	465	280	185	465
Total amortization of stock-based compensation	$708	$461	$1,169	$708	$461	$1,169

The following table presents the effect of the restatement on the consolidated balance sheet as of June 30, 2005 (in thousands):

	As Previously Reported	Adjustment	As Restated
Deferred stock-based compensation	$(3,719)	$(2,455)	$(6,174)
Additional paid-in capital	445,043	2,916	447,959
Accumulated deficit	(140,381)	(461)	(140,842)
Total stockholders’ equity	280,149	—	280,149

The restatement had no effect on the condensed consolidated statement of cash flows for the six months ended June 30, 2005.

The applicable information appearing elsewhere in this quarterly report on Form 10-Q reflects the effects of the restatement on the previously reported financial statements for the second quarter of 2005.

The Company has not amended its quarterly report on Form 10-Q for the quarterly period affected by the restatement.  The information that had been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q.

3.                                      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(3,732)	$(4,346)	$(7,682)	$(15,108)
Accumulated translation adjustment	(179)	(1,007)	(1,591)	(599)
Unrealized gain (loss) on short-term investments	(91)	446	43	(347)

Comprehensive loss	$(4,002)	$(4,907)	$(9,230)	$(16,054)

4.                                      STOCKHOLDERS’ EQUITY

The Company computes net loss per common share based on Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (“FAS 128”). In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding less shares subject to repurchase and unvested restricted stock. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period.  Common equivalent shares from stock options have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(3,732)	$(4,346)	$(7,682)	$(15,108)
Weighted-average shares of common stock outstanding	36,655	34,808	36,471	34,421
Less: shares of unvested restricted stock	475	—	484	—

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	36,180	34,808	35,987	34,421

Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.21)	$(0.44)

If the Company had reported net income, the calculation of historical diluted earnings per share would have included additional common equivalent shares related to outstanding stock options not included above.

As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”), the Company follows the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), but continues to account for its employee stock-based awards in accordance with APB No. 25, which results in no charge to operations when options are issued at or above fair market value.  However, as described below, restricted stock awards result in recognition of stock-based compensation under APB No. 25 and SFAS 123.  The pro forma information presented below regarding net loss which is required under SFAS 148 has been determined as if the Company had accounted for all of its stock-based awards under the fair value method of SFAS 123.  For purposes of such pro forma disclosures, the estimated fair value of all employee stock-based awards is amortized to expense over the awards’ vesting period using the graded vesting method.  The Company’s reported and pro forma stock-based compensation information follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(3,732)	$(4,346)	$(7,682)	$(15,108)
Add: Stock-based employee compensation expense included in net loss	1,162	—	2,331	—
Less: Stock-based employee compensation expense determined under fair value method for all awards	(1,694)	(1,265)	(3,898)	(3,537)

Pro forma net loss	$(4,264)	$(5,611)	$(9,249)	$(18,645)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.21)	$(0.44)

Pro forma basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.26)	$(0.54)

In 2005, the Company’s Board of Directors and stockholders approved the Amended and Restated 1998 Stock Plan.  Under the Amended and Restated 1998 Stock Plan, the Company is authorized to issue restricted stock (as well as other equity-based compensation) to the Company’s employees and Board members.  Through September 30, 2005, the Company issued, net of forfeitures, approximately 477,000 shares of restricted stock with a fair market value at time of issuance of approximately $7.3 million.  The restricted stock issued to members of the Board of Directors vests ratably in equal annual installments over 2 years, while the restricted stock issued to the Company’s non-executive employees vests ratably in equal annual installments over 3 years.  The restricted stock issued to the Company’s executive officers vests in its entirety on the third anniversary of the date of grant but vesting can be accelerated if specific performance criteria are achieved.  The compensation expense related to these restricted stock awards is amortized over the term of the restricted stock awards using the accelerated graded vesting method in accordance with APB No. 25 and FASB Interpretation No. 28.

5.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS 123 and supersedes APB No. 25.  SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period.  The FASB required companies to adopt SFAS No. 123(R) no later than the first interim or annual period beginning after June 15, 2005.

We currently account for our stock-based awards to employees in accordance with APB No. 25 and disclose the general and pro forma financial information required by SFAS 123 and SFAS 148.  Historically, we have used the Black-Scholes option pricing model to estimate the value of stock options granted to employees.  SFAS 123(R) requires that all share-based payments granted prior to the adoption date that remain unvested at the adoption date be expensed over the remaining service period.  We currently intend to adopt SFAS 123(R) using the modified-prospective method, and therefore we will begin expensing unvested options in the first quarter of 2006.  We currently estimate the impact of adopting SFAS 123(R) for the existing unvested options will be an expense of approximately $1.2 million for fiscal 2006.

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. In September 2004, the FASB approved the issuance of a FASB Staff Position to delay the requirement to record impairment losses under EITF 03-1.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. The FASB directed the staff to issue FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance.  FSP 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

As substantially all of the Company's investments are investment grade government and corporate debt securities that have maturities of less than 180 days, and the Company has both the ability and intent to hold the investments until maturity, management does not expect FSP 115-1 to have a material impact on the Company's consolidated financial position or results of operations.

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

Goodwill and other intangible assets, along with their weighted average lives as of September 30, 2005, consisted of the following (in thousands, except weighted average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$5,482	$2,494	$2,988	7
Customer contracts	4,940	3,590	1,350	3
Patents and other	15,682	6,148	9,534	11

Total other intangible assets	$26,104	$12,232	$13,872

Goodwill			$76,963

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2005 - $2.8 million; 2006 - $2.4 million; 2007 - $2.4 million; 2008 - $1.8 million; and 2009 - $1.4 million.  As of October 1, 2004, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.  The evaluation as of October 1, 2005 is in process.

7.                                      RESTRUCTURING EXPENSES

In the third quarter of 2005, NetRatings’ management approved and initiated a restructuring plan primarily intended to streamline its European operations.  The 2005 restructuring plan includes the termination of 10 employees related to relocating engineering operations in Europe to the United States and the elimination of certain management positions.  None of the employees were terminated as of September 30, 2005.  As a result of the 2005 restructuring plan, the Company recorded a restructuring charge of $1.7 million for severance costs during the third quarter of 2005.

The following table summarizes activity associated with the restructuring plans related to acquisitions in 2002 and 2003 and the restructuring charge in 2005, during the nine month period ended September 30, 2005 (in thousands):

	Accrual as of December 31, 2004	Additions Related to Restructuring Charge	Utilized Cash	Accrual as of September 30, 2005

Lease commitments	$1,424		$(586)	$838

Employee severance benefits	—	$1,700	—	1,700

Totals	$1,424	$1,700	$(586)	$2,538

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

The following table sets forth revenue and property and equipment, for the three and nine months indicated (in thousands):

	Three Months Ended September 30, 2005 *				Nine Months Ended September 30, 2005 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$7,815	$5,346	$3,635	$16,796	$22,977	$16,426	$10,931	$50,334
Property and equipment *	3,955	1,271	2,512	7,738	3,955	1,271	2,512	7,738

	Three Months Ended September 30, 2004 *				Nine Months Ended September 30, 2004 *
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$7,760	$4,820	$3,043	$15,623	$20,673	$14,313	$8,376	$43,462
Property and equipment *	2,173	1,585	1,628	5,386	2,173	1,585	1,628	5,386

* The amounts indicated for property and equipment are as of September 30, 2005 and 2004, respectively.

9.                                      CONTINGENCIES

The Company is involved in certain legal proceedings. See Legal Proceedings in Part II, Item 1 of this Report. Management currently believes that the resolution of these matters, and other pending legal matters that do not presently require disclosure in Legal Proceedings, will not have a material adverse impact on NetRatings’ financial position, results of operations or cash flows.

10.          SUBSEQUENT EVENT

On November 3, 2005, the Company announced that its Board of Directors has authorized a stock repurchase program. Under this program, the Company may repurchase up to $25 million of the Company's common stock in the open market or in privately negotiated transactions.

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

Our revenues for the third quarter of 2005 totaled $16.8 million, compared to $17.1 million in the second quarter of 2005 and $15.6 million in the third quarter of 2004.  As of September 30, 2005, we had 1,574 clients, compared to 1,485 clients as of June 30, 2005 and 1,338 clients as of September 30, 2004.  The increases in our revenues and number of clients during the last year is the result of (i) organic growth in our product portfolio and (ii) our consolidation of the results of operations of Red Sheriff Italy which we acquired on February 25, 2005.  The revenue increase in the third quarter of 2005 was offset by a decrease in exchange rates in our international operations.  We expect our revenues and client base to continue to grow as (i) our newer products gain marketplace acceptance, (ii) we develop additional products and services, (iii) we launch our products and services in new international territories, (iv) we increase the prices for our products and services and (v) we cross-sell our products and services to our global client base.

We have incurred operating losses and net losses since our inception and, as of September 30, 2005, our accumulated deficit was $144.6 million.  Since the beginning of 2002, however, we have made significant progress in reducing our operating losses and net losses.  Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003 and to $20.2 million in 2004, and our operating loss for the first nine months of 2005 was $10.2 million.  Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003 and to $17.4 million in 2004, and our net loss for the first nine months of 2005 was $7.7 million.  Our ability to reduce our operating and net losses, and our belief that we will make further progress in reducing such losses for the remainder of 2005, is attributable to a number of factors.  First, we expect the revenue growth we have experienced in the past few years to continue, particularly as we generate sales from our MegaPanel services.   In addition, because we offer syndicated panel services, and because we are able to utilize our existing databases to expand our custom analytical offerings, our revenue growth does not require a direct corresponding increase in our product expenses.

As of September 30, 2005, our cash and cash equivalents and short-term investments totaled $194.2 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

In the first half of 2002, we acquired AdRelevance, our online advertising expenditure service, and @Plan, which provides demographic, lifestyle and product preference information.  During 2002, we also made strategic acquisitions designed to expand our NetView service around the world, which provides detailed panel-based Internet audience information.  These included our acquisition of NetValue S.A., an international provider of Internet audience measurement services, and the purchase from ACNielsen Corporation of the 80.1% interest in ACNielsen eRatings.com that we did not already own.  Since the beginning of 2003, we have acquired LemonAd (now branded AdRelevance), our international online advertising measurement service, and Red Sheriff, a global provider of site-centric-based Internet audience measurement tools.

In conjunction with these strategic acquisitions, we have also devoted significant resources to internal product development.  Our key new products and services include (i) MegaPanel, which includes our vertical offerings, such as MegaView Financial, MegaView Retail, MegaView Travel, MegaView Search and MegaView Local, as well as WebIntercept, a behavioral-based online survey research tool that provides surveying capabilities on real-time Internet behavior; and (ii) Homescan Online, a joint initiative with ACNielsen that combines offline consumer purchasing data with Internet audience measurement data.  We believe these new products and services, as well as additional MegaPanel offerings, will be important to our financial performance over the next few years.

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

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294

Nine months ended September 30:
2004	$43,362
2005	$50,334

We expect our 2005 revenues to exceed our 2004 revenues, as a result of sales from our new products and services, the launch of our new and existing products and services in new international territories, increasing the prices for our products and services and cross-selling our products and services to our global client base, as well as the consolidation of the results of operations of Red Sheriff S.r.l. which we acquired in February 2005.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to bad debts, investments, income taxes, contingencies and litigation. Our management bases its estimates and judgments about the carrying values of assets and liabilities on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We sell a majority of our products and services pursuant to one-year subscription agreements. We recognize revenue from the sale of these subscription products and services ratably over the term of the subscription agreement. Subscription fees invoiced are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

Accounting for Stock-Based Compensation

We measure compensation expenses for our stock-based compensation plans using the intrinsic value method in accordance with APB No. 25 and FASB Interpretation No. 28.   Under the intrinsic value recognition provisions of APB No. 25, stock-based compensation cost is measured at the grant date based on the difference between the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay under the award, and is recognized as expense over the vesting period using the accelerated method.

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

We performed our annual evaluation of goodwill and intangibles as of October 1, 2004 at which time no impairment was indicated.  There has been no indication of impairment since October 1, 2004.  We will reassess the carrying value of goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.  The valuation as of October 1, 2005 is in process.

Restructuring

We have engaged in, and may continue to engage in, restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures. These restructuring actions and activities require us to make estimates related to severance and other employee separation costs and the ability to generate sublease income. We accrue severance restructuring costs in a period provided:  (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive; (2) the benefit arrangement is either communicated to employees, or part of a pre-established or legally required benefit; (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated; and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely.  The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations in certain international jurisdictions. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.   In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of domestic and international jurisdictions. If our estimate of tax liabilities proves to be less than the ultimate assessment, a charge to expense would result.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three and nine months indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	100%	100%	100%	100%
Cost of revenue	33%	36%	34%	41%
Gross profit	67%	64%	66%	59%
Operating expenses:
Research and development	19%	20%	18%	22%
Sales and marketing	37%	38%	38%	39%
General and administrative	18%	18%	18%	21%
Restructuring expenses	10%	—	3%	(1)%
Litigation settlement recovery	—	—	—	(4)%
Amortization of intangibles	4%	6%	4%	7%
Amortization of stock-based compensation	7%	15%	5%	16%
Total operating expenses	95%	97%	86%	100%
Loss from operations	(28)%	(33)%	(20)%	(41)%
Equity in earnings (losses) of joint ventures	—	—	—	—
Interest income, net	7%	5%	6%	5%
Minority interest in net profit of consolidated subsidiaries	(1)%	—	(1)%	—
Net loss	(22)%	(28)%	(15)%	(36)%

Revenue. We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from joint venture and other distribution partners.

As of September 30, 2005, 1,574 customers worldwide subscribed to our products and services compared to 1,485 customers worldwide as of June 30, 2005.  The increase of 89 customers since June 30, 2005 is the result of organic growth in our worldwide customer base.  We expect our global customer base to increase in the next few quarters as we market and sell our new products and services and expand into new geographical markets.

Our global client renewal rate was 78% for the third quarter of 2005, an increase over the global client renewal rate of 76% for the third quarter of 2004 and a decrease over the global client renewal rate of 83% for the second quarter of 2005. The decrease in global client renewal rate over the second quarter of 2005 was primarily the result of decreased client renewals in our EMEA region.  Our global average sales price was $45,000 for the third quarter of 2005 and 2004.  During the quarter ended September 30, 2005, no customer accounted for more than 10% of our revenue.

Revenue increased 8% to $16.8 million for the three month period ended September 30, 2005, compared to $15.6 million for the three month period ended September 30, 2004.  Revenue increased 16% to $50.3 million for the nine month period ended September 30, 2005, compared to $43.4 million for the nine month period ended September 30, 2004.  The increases in revenue were primarily organic revenue growth due to (i) new business sales of our products and services; (ii) the launch of new product offerings; and (iii) price increases for existing products and services.  The impact of foreign exchange rates also contributed to the increase in revenues for the nine month period ended September 30, 2005, while it had a negative impact on revenue for the three month period ended September 30, 2005.  The revenue for the three month and nine month periods ended September 30, 2005 also includes our consolidation of the results of operations of Red Sheriff S.r.l. which we acquired on February 25, 2005.

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

Cost of revenue was $5.5 million and $5.7 million for the three month periods ended September 30, 2005 and 2004, respectively.  The decrease in cost of revenue was primarily due to (i) reductions in our international NetView recruitment costs and (ii) charges related to the termination of certain employees in 2004. These reductions were partially offset by (i) additional US NetView and MegaPanel recruitment costs; (ii) additional third party costs for a custom project in our international operations; and (iii) costs related to our data center in China which began operations in the fourth quarter of 2004.  As a percentage of revenue, our cost of revenue decreased to 33% for the three month period ended September 30, 2005 from 36% for the three month period ended September 30, 2004.  This decrease as a percentage of revenue is primarily due to revenue growth from the launch of our new products.

Cost of revenue decreased 3% to $17.1 million, or 34% of revenue, for the nine month period ended September 30, 2005 from $17.6 million, or 41% of revenue, for the nine month period ended September 30, 2004. The decrease in cost of revenue was primarily due to (i) reductions in our international NetView and MegaPanel recruitment costs; (ii) cost reductions in US MegaPanel recruitment expenses; (iii) the elimination of our Hispanic panel in the third quarter of 2004; and (iv) charges related to the termination of certain employees in 2004. The reductions in costs were partially offset by (i) costs related to our data center in China which began operations in the fourth quarter of 2004; (ii) additional data collection costs related to our SiteCensus product; (iii) additional costs related to expanding the scope of information available through our MegaPanel product; and (iv) the impact of foreign exchange rates relating to our international operations. The decrease as a percentage of revenue is primarily due to revenue growth from the launch of our new products.

Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities.

Research and development expenses increased 2% to $3.2 million, or 19% of revenue, for the three month period ended September 30, 2005 from $3.1 million, or 20% of revenue, for the three month period ended September 30, 2004. Research and development expenses decreased 6% to $8.8 million, or 18% of revenue, for the nine month period ended September 30, 2005 from $9.4 million, or 22% of revenue, for the nine month period ended September 30, 2004.  The increase in the three month period is primarily due to an increase in personnel in our international and US research departments. The decrease in research and development expenses for the nine month period was primarily due to a reduction in personnel costs for the first six months of 2005 and the capitalization of engineering costs related to internally developed software.  During the nine months ended September 30, 2005, the Company capitalized approximately $0.8 million of payroll and related costs related to internal use software development.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 7% to $6.3 million, or 37% of revenue, for the three month period ended September 30, 2005 from $5.9 million, or 38% of revenue, for the comparable period in 2004.  Sales and marketing expenses increased 13% to $19.3 million, or 38% of revenue, for the nine month period ended September 30, 2005 from $17.1 million, or 39% of revenue, for the comparable period in 2004.  The increases were primarily related to (i) an increase in headcount due to the acquisition of the remaining shares of our joint venture in Italy; (ii) additional personnel in our analytics area due to the growth in custom analytics revenue; (iii) additional product marketing personnel due to our product expansion; and (iv) the impact of foreign exchange rates relating to the expenses in our international operations.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 7% to $3.1 million, or 18% of revenue, for the three month period ended September 30, 2005 from $2.9 million, or 18% of revenue, for the comparable period in 2004. General and administrative expenses were $9.1 million, or 18% of revenue, for the nine month period ended September 30, 2005 and $8.9 million, or 21% of revenue, for the nine month period ended September 30, 2004.  The increase in general and administrative expenses for the three and nine month periods is primarily due to additional legal expenses related to a number of pending litigations.

Restructuring Expenses.  In the third quarter of 2005, management approved and initiated a restructuring plan primarily intended to streamline our European operations.  The restructuring plan includes relocating engineering operations in Europe to the United States and the elimination of certain management positions.  In connection with this restructuring plan, we recorded a charge of $1.7 million for severance costs during the third quarter of 2005.

During the first quarter of 2004, the Company negotiated a new lease for its offices in Milpitas, California which included a release from its obligations for the abandoned portion of the facility, resulting in a reversal of restructuring expense of $525,000 during the nine month period ending September 30, 2004.

Litigation Settlement Recovery.  During the fourth quarter of 2002, NetRatings expensed costs related to the settlement in 2002 of the patent litigation initiated against the Company by Jupiter Media Metrix, Inc.  In the second quarter of 2004, NetRatings received, net of legal fees, $1.8 million from the Company’s insurance company in reimbursement for these expenses.

Amortization of Intangibles.  Amortization of intangible expenses decreased 27% to $0.6 million, or 4% of revenue, for the three month period ended September 30, 2005 from $0.9 million, or 6% of revenue, for the comparable period in 2004.  Amortization of intangible expenses decreased 27% to $2.2 million, or 4% of revenue, for the nine month period ended September 30, 2005 from $3.0 million, or 7% of revenue, for the comparable period in 2004.  The decrease was primarily due to certain assets reaching their final amortization period.

Amortization of Stock-based Compensation.  Amortization of stock-based compensation in 2005 represents amortization of compensation expense related to restricted stock grants issued in 2005.  This amortization expense totaled $1.2 million and $2.3 million for the three and nine month periods ended September 30, 2005, respectively.

Amortization of stock-based compensation in 2004 represents amortization of deferred service costs related to warrants which Nielsen Media Research exercised in December 1999.  As of December 31, 2004, the deferred service costs relating to the stock warrants of Nielsen Media Research were fully amortized.  Accordingly, there is no amortization related to these warrants in 2005.  In 2004, the amortization expense related to these warrants was $2.3 million and $6.8 million for the three and nine month periods ended September 30, 2004, respectively.

Equity in Earnings of Joint Ventures.  Equity in earnings of joint ventures was $0 and $43,000 for the three month periods ended September 30, 2005 and 2004, respectively.  For the nine month periods ended September 30, 2005 and 2004, the equity in earnings of joint ventures was $56,000 and $81,000, respectively.  The equity in earnings of joint ventures for each of these quarters reflected our equity in the earnings of our Italian joint venture, Red Sheriff S.r.l.  At the end of the first quarter in 2005, we purchased the remaining 50% interest in Red Sheriff S.r.l., which resulted in its results of operations being reported in our consolidated results rather than in equity in earnings of joint ventures.  Due to losses incurred by Ibope, we reduced our investment in Ibope to zero in the first quarter of 2004.  In addition, we have no financial support commitments to Ibope and therefore we do not presently recognize our share of Ibope’s net losses in our financial statements.

Interest Income, Net.  Interest income, net, increased 58% to $1.2 million for the three month period ended September 30, 2005, from $0.7 million for the three month period ended September 30, 2004.  Interest income, net, increased 46% to $3.1 million for the nine month period ended September 30, 2005 from $2.1 million for the comparable period in 2004.  The increase in interest income was due to an overall higher interest yield on our investments in 2005.

Minority Interest.  Minority interest was $(152,000)  and $(558,000) for the three and nine month periods ended September 30, 2005, respectively, and $(69,000) and $(169,000) for the three and nine month periods ended September 30, 2004, respectively.  The minority interest for each of these periods represents the minority share of the profits from Mediametrie NetRatings and NetRatings Japan.

Operating Loss and Net Loss.  Operating loss decreased 6% to $4.7 million, or 28% of revenue, for the three month period ended September 30, 2005 from $5.1 million, or 33% of revenue, for the three month period ended September 30, 2004. For the three month period ended September 30, 2005, our net loss decreased to $3.7 million, or $0.10 per share, on approximately 36.2 million weighted average shares outstanding, as compared with a net loss of $4.3 million, or $0.12 per share, on approximately 34.8 million weighted average shares outstanding, for the three month period ended September 30, 2004.  Operating loss decreased 40% to $10.2 million, or 20% of revenue, for the nine month period ended September 30, 2005 from $17.1 million, or 41% of revenue, for the nine month period ended September 30, 2004. For the nine month period ended September 30, 2005, our net loss decreased to $7.7 million, or $0.21 per share, on approximately 36.0 million weighted average shares outstanding, as compared with a net loss of $15.1 million, or $0.44 per share, on approximately 34.4 million weighted average shares outstanding, for the nine month period ended September 30, 2004.

The decreases in operating and net loss were primarily due to (i) increased revenue from organic growth and our consolidation of the results of operations of Red Sheriff S.r.l. which we acquired in February 2005; (ii) increased interest income; and (iii) decreased cost of revenue, research and development, amortization of intangibles and amortization of stock based compensation costs. These improvements to operating loss and net loss were partially offset by (i) additional personnel to support our global expansion, including SiteCensus and custom analytics work related to MegaPanel; (ii) the restructuring charge recorded in the third quarter of 2005; and (iii) the litigation recovery recorded in 2004.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

As of September 30, 2005, our cash and cash equivalents and short-term investments totaled $194.2 million. Cash used in operating activities was $2.0 million for the nine month period ended September 30, 2005, reflecting our net loss of $7.7 million and net cash used in operating asset and liability changes of $2.1 million, which was partially offset by non-cash charges of $7.8 million. The net loss included a restructuring charge of $1.7 million in the third quarter of 2005.  The non-cash expenses include $2.6 million for depreciation, $2.3 for amortization of stock-based compensation, $2.2 million for amortization of intangible assets, $0.6 million of minority interest and $0.2 million of other non-cash charges. Cash used in operating activities totaled $8.7 million for the nine month period ended September 30, 2004, due to our net loss of $15.1 million and net cash used in operating asset and liability changes of $5.8 million, which was partially offset by non-cash charges of $12.2 million. The net loss included a $1.8 million litigation settlement recovery, all of which was received in the second quarter of 2004. The non-cash expenses included $6.8 million for amortization of stock-based compensation, $3.0 million for amortization of intangible assets, $2.2 million for depreciation and $0.2 million in other non-cash expenses.

Net cash used in investing activities for the nine month period ended September 30, 2005 was $3.9 million. This amount reflects the acquisition of property and equipment of $4.3 million and net cash paid for acquisitions of $1.8 million, which was partially offset by net sales and maturities of our short-term investments of $2.2 million. During the corresponding period in 2004, net cash used in investing activities was $20.3 million. This amount reflects the cash paid for acquisitions of $10.8 million, net purchase of our short-term investments of $5.9 million, and the acquisition of property and equipment of $3.6 million.  We had no material capital expenditure commitments at September 30, 2005.  We expect capital expenditures in the fourth quarter of 2005 to decrease slightly as compared to the first three quarters of 2005.

Net cash provided by financing activities totaled $5.0 million and $9.0 million for the nine month periods ended September 30, 2005 and 2004, respectively, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.  The 2004 amount also includes $0.2 million related to the issuance and sale of stock by NetRatings Japan.

On November 3, 2005, we announced that our Board of Directors authorized a stock repurchase program. Under this program, we may repurchase up to $25 million of our common stock in the open market or in privately negotiated transactions.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We incurred net losses of $25.1 million for the year ended December 31, 2003, $17.4 million for the year ended December 31, 2004 and $7.7 million for the nine month period ended September 30, 2005. As of September 30, 2005, our accumulated deficit was $144.6 million.  We intend to continue to incur significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

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

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH AND ACNIELSEN FOR VARIOUS SERVICES RELATED TO OUR DOMESTIC AND INTERNATIONAL OPERATIONS

The data for our NetView service is collected from randomly-selected panels of Internet users. Our NetView Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. In addition, ACNielsen has granted us a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business, and has entered into a service agreement to provide us with the services of certain dedicated marketing and panel management personnel who are employed by ACNielsen, as well as specific back office services. Accordingly, we expect that our business could be dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research, ACNielsen or our other business partners to devote adequate resources to the development or maintenance of such panels or other sampling methodologies, or to maintain the overall quality of these methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to

Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights, and we seek to obtain the issuances of patents for our core technology and the registration of our material trademarks and service marks in the United States and in selected other countries.  In the second quarter of 2005, we filed patent infringement lawsuits against five companies that we believe infringe multiple patents owned or controlled by us and which relate generally to the collection, analysis and reporting of information concerning computer usage activity.  Although one of these lawsuits has been settled, the other four lawsuits are ongoing.

We cannot assure you, however, that the steps we have taken, including filing the lawsuits referenced above, will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States. Our patent applications or trademark registrations may not be approved or, even if approved, could be challenged by others or invalidated through administrative process or litigation. If our patent applications or trademark registrations are not approved because third parties own rights to the technology we are trying to patent or the trademarks we are trying to register, our use of such technology or trademark would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

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

The servers on which we collect our U.S. panel members’ data reside in Nielsen Media Research’s data center facilities in Oldsmar, Florida and the servers on which we collect our international panel members' data reside in a professionally managed data center in France. We currently do not have a backup facility to provide redundant network capacity in the event of a system failure. Accordingly, our ability to collect Internet audience data in real time is dependent upon the efficient and uninterrupted operation of these data centers’ computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at these data centers could result in interruptions in the flow of data to our servers. In addition, any failure by these data centers to provide our required data communications capacity could result in interruptions in our service. In the event either or both of these data centers should discontinue their services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could be costly and result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

We intend to develop back-up systems outside of these data centers. However, as we replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we may be required to enhance our internal controls and hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. For example, in 2002 we hired outside consultants to assist us with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which resulted in additional general and administrative expenses during 2004 and 2005.  Insurers may also increase premiums, causing our premiums for various insurance policies, including our directors’ and officers’ insurance policy, to increase. Changes in the accounting rules, in particular the rules relating to accounting for employee stock options, are likely to materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results. In addition, any such changes may impact the amount of equity compensation we grant to our employees, which may affect our ability to recruit or retain key employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, we had cash and cash equivalents and short-term investments of $194.2 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of government and corporate obligations and money market funds. As of September 30, 2005, our investments had a weighted-average time to maturity of approximately 153 days.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not functioning effectively to ensure that the information required to be disclosed by the Company in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The identified weakness in internal control over financial reporting and in disclosure controls and procedures is described below under the heading “Internal Control over Financial Reporting”.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  In connection with the preparation of the Company’s consolidated financial statements for the quarter ended September 30, 2005, the Company concluded that it had made an error in calculating the amount of the amortization of stock-based compensation in the Company’s consolidated financial statements for the three and six month periods ended June 30, 2005.  In the second quarter of 2005, the Company issued restricted shares to the Company’s employees and directors for the first time.  The accounting policy currently followed by the Company to account for the expensing of the restricted stock requires the Company to recognize forfeitures when they occur.  In its consolidated financial statements for the three and six month periods ended June 30, 2005, the Company computed the expense for the restricted stock grants net of an estimate of future forfeitures.  As a result, the Company has restated its consolidated financial statements for the periods ended June 30, 2005 to reflect the appropriate accounting treatment.  This restatement resulted in the Company increasing its net loss by $461,000, or $0.01 per share, for the three and six month periods ended June 30, 2005.

As a result of this restatement of the consolidated financial results for the three and six month periods ended June 30, 2005, the Company has determined that it had an internal control deficiency that constitutes a “material weakness”, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2.  A material weakness is a control deficiency, or aggregation of control deficiencies, that results in more than a remote risk that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.  The Company has revised the method for calculating the amortization of stock-based compensation, and it is currently determining the appropriate remedial steps to address the material weakness identified above.

Except as described above, there have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Similar allegations were made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants.  In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceeds and its outcome is adverse to us and if we are required to pay significant monetary damages, an adverse outcome could materially affect our results of operations and financial position.

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

In October 2005, NetRatings and Visual Sciences settled their patent infringement litigation.  Under the settlement, in exchange for license fees paid by Visual Sciences, NetRatings has licensed certain patents to Visual Sciences.

The litigation process is inherently uncertain and we cannot guarantee that we will be successful in the remaining lawsuits.

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

Date: November 9, 2005
NETRATINGS, INC.
	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director