Form 10-K
period 2005-12-31
NETRATINGS INC
filed 2006-03-16
CIK 1095480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0461990
(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification No.)

120 West 45th Street, 35th Floor
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 703-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                             Accelerated filer ☒                                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the Nasdaq National Market on June 30, 2005, was $201,776,726.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2006 was 35,048,147.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders, which is to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed elsewhere in this Report on Form 10-K under Item 1A, “Risk Factors.”

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives.

Our primary products and services include NetView, MegaPanel, SiteCensus, AdRelevance, @Plan and Homescan Online. We also offer custom and analytical services to help clients better utilize and leverage our products and services to meet their specific media and market research goals and objectives. NetView, which is our original product, provides in-depth measurement of audience behavior for the World Wide Web and the digital media universe, including proprietary channels, instant messaging, media players and other online applications. MegaPanel provides increased breadth and depth of Internet behavior and activity for the market research industry, including detailed e-commerce transaction information. SiteCensus offers extensive Web analytical services based on a Web site’s actual traffic flows and visitor behavior. AdRelevance offers comprehensive and accurate information on online advertising expenditures, including where, when, how and how much companies are advertising online. @Plan is a leading resource for demographic, lifestyle and product preferences to guide advertisers, agencies, Web publishers and others in their online marketing and media planning strategies. Homescan Online, which is a joint product with ACNielsen, combines ACNielsen’s offline consumer retail purchasing data with our in-depth Internet audience measurement data. Our custom and analytical services offer customized research and advisory services from experienced industry experts.

Our products and services are currently sold in the United States and in numerous countries throughout Europe, Asia Pacific and Latin America. In France, Japan and Brazil, we have partnered with leading local market research and information services companies to market and sell some of our products and services. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of December 31, 2005, we had 1,615 clients.

In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen, both of which are subsidiaries of VNU N.V., provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services. VNU N.V., through its subsidiaries, owned approximately 62% of our outstanding common stock as of February 28, 2006.

PRODUCTS AND SERVICES

Since our founding until the second quarter of 2002, we primarily focused on selling our NetView service. Commencing in the second quarter of 2002, as a result of acquisitions and internal product development, we began to offer additional products and services designed to meet specific Internet media and market research needs. These products and services allow us to offer companies much more detailed and complex solutions and information, and to do so in a more timely manner. In addition, the increased amount of data that we collect enables us to expand the specialized consulting and analytical services that companies are increasingly seeking as Internet usage and commerce continue to grow around the world. We believe that our comprehensive portfolio of products and services, which are all sold under the

Nielsen//NetRatings brand, leaves us well positioned to become the standard for measuring the size, profile, activity and behavior of Internet users around the world.

NetView

Our NetView service, which includes syndicated and custom reports, provides detailed Internet audience information collected from our high-quality, representative panels of computer and Internet users. We currently operate NetView panels in nine locations around the world and track a large majority of global online activity. In addition to “at-home” panels, which measure Internet activity from the home computer, we also operate “at-work” panels, which collect data on Internet usage at the workplace, and “combo-panels”, which measure both home and work activity and allow us to calculate the audience duplication to accurately report the true combined audience.

In order to obtain a representative sample of the total Internet user population, our NetView panels are constructed using a process called random digit dialing, or RDD, which involves recruiting panel members by calling randomly selected telephone numbers. RDD is the cornerstone of the Nielsen methodology, which has been successfully established as the currency for television audience measurement. Eligible households, namely those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive for their participation. Once installed on a panelist’s computer, our tracking software requires virtually no panelist intervention, and software updates are automatic. All panelist data is automatically encrypted prior to transmission to help ensure the privacy of panelist data. In certain international markets, we expect to supplement our NetView panels with panelists recruited through various online methods, including online surveys and sweepstakes offers, in order to obtain an even deeper understanding of Internet audience behavior and use.

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

Our proprietary activity tracking and data collection technology gathers comprehensive and detailed information regarding computer and Internet user behavior, including sites and pages visited, time spent on each site, advertising exposure and effectiveness and bandwidth usage data. In addition, the NetView service is designed to offer clients the most complete view of World Wide Web and digital media usage, including tracking of Web traffic, AOL proprietary channels, instant messaging applications, media players, wireless content systems, Web phones, connected games, weather applications and shopping assistants. Our technology collects the same data in the same way, regardless of whether the user is accessing the Internet via a PC, a Macintosh platform or other Java-enabled Internet access device.

NetView provides customers with a variety of comprehensive weekly and monthly reports on computer and Internet usage behavior. Our reports can be modified by clients, enabling them to manipulate data easily to meet their specific information requirements. Our easy-to-use interface provides immediate access to various levels of detailed information, allows users to create and save their own reports and enables “on-the-fly” custom queries on selected information.

MegaPanel

Our MegaPanel service is designed to address the expanding need for accurate Internet market research data and intelligence. The core feature of our MegaPanel service is a very large panel of computer and Internet users, representing a broad cross-section of home, work and university users. Because of the panel’s size and scope, our MegaPanel service allows us to provide increased breadth and depth of data, integration of online and offline datasets and more advanced custom reporting. Currently available in the United States, the United Kingdom, Germany and France, MegaPanel delivers detailed information that can be used to understand in-depth consumer attitudes and behavior. Combined with comprehensive demographic and trend data, MegaPanel demonstrates how people react and respond to companies’ products, services, brands and promotions—both on and off the Internet. We believe that our MegaPanel service complements our NetView service in assisting clients in integrating the Internet into their global marketing strategies.

Panelists for our MegaPanel service are recruited through a variety of methods, including online survey and sweepstakes offers, as well as through partnerships with local market research providers. As with our NetView panels, our tracking software requires virtually no panelist intervention, and software updates are automatic. The information we collect, which is linked to demographic profiles of Internet households, is used to produce comprehensive syndicated and custom reports regarding Internet behavior and activity across the Internet. Our MegaPanel service is balanced with our NetView panels to ensure that the MegaPanel is an accurate statistical representation of the Internet population.

Our MegaPanel service is able to provide clients with important analyses relating to smaller Web sites which may not be available in NetView or our other products and services. In addition, the size of the MegaPanel allows us to offer survey capabilities to help clients better understand consumer attitudes and behavior. By allowing clients to connect directly with visitors to their own Web site, as well as those of their competitors, MegaPanel surveys provide a unique and efficient way for clients to benchmark performance using survey data and behavioral data collected by our tracking software. By administering customized surveys, focusing, for example, on areas such as brand awareness, online-offline consumption and customer satisfaction, we can provide a robust understanding of the relationship between the online and offline consumer as well as provide critical competitive intelligence.

The MegaPanel service includes both syndicated and custom offerings. Our current offerings include the following:

•                  MegaView Retail:  Our retail service provides clients with comprehensive insight into the retail e-commerce landscape. Clients can assess total traffic to top retail sites, sales conversion rates, number of purchases and average order sizes, as well as compare the success of customer acquisition, conversion and loyalty by site.

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

•                  MegaView Search:  Our search product reports on behavior across various search categories, including local, news and shopping. Clients can view search query volume by type, evaluate the contextual advertising potential for search terms and gain a quantitative perspective of business opportunities at search sites.

•                  MegaView Travel:  Our travel service provides in-depth insight into the online travel market. Clients can assess the rate at which travelers are booking flights, rental cars, hotels and vacation packages for the top online travel sites, offering companies unique insight into their own performance versus the industry and/or key competitors.

•                  MegaView Local:  Our local market reporting provides in depth rankings of Web site performance at the local market level. A valuable tool for local publishers and national publishers focusing on local marketing, the local market report provides site traffic rankings by Designated Market Area (DMA) as well as demographic profiles and category rankings on a local market basis.

SiteCensus

In April 2003, we launched our SiteCensus service, a census-based site measurement service designed to address the emerging business needs of media companies, Web publishers and other online companies looking for comprehensive data and research metrics about their own Web sites or networks. In December 2003, we acquired Red Sheriff, a global provider of various Web site measurement services. This acquisition significantly expanded our SiteCensus business and our ability to offer SiteCensus in new global regions. We currently offer SiteCensus in over fifteen countries around the world.

Panel-based research products, such as our NetView service, have historically been the standard by which demographics, frequency and other measurements are used for the buying and selling of online media. SiteCensus is designed to complement panel-based research by measuring every visitor and providing a complete census count of page views. For Web sites with smaller audience sizes, SiteCensus provides focused and detailed research analysis previously unavailable with panel-based research. For larger Web sites, SiteCensus supplements panel-based reporting with different levels of site-centric analysis, offering clients further insight into their Web audience.

The SiteCensus service is provided through use of a page-tagging system. When encoded in any Web site page or component of Web site page, the tag provides an accurate and direct count of every page view, visitor and click in real-time. Page-tagging allows a client to track their entire online audience, including traffic from wireless and hand-held devices, Internet appliances, shared home and office computers and university PCs, as well as public terminals such as libraries and

Internet cafes. Data captured from the tags are warehoused, classified and statistically analyzed. A variety of comprehensive reports and metrics are available to clients through a Web-based interface, which can be customized to meet a client’s specific online objectives.

In order to provide a more in-depth view of the visitors to a Web site, SiteCensus allows for the integration of detailed demographic data obtained through online surveys. The SiteCensus survey engine allows us to randomly survey a visitor to a Web site and incorporate their survey responses into demographic composition reports of a Web site’s audience. Site panels are built by randomly selecting a sample of visitors to the client Web site, or groups of Web sites, for the purpose of delivering surveys. The survey engine enforces a strict, random recruitment process to help ensure that the site panel is representative of the site’s audience.

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

•                  Market Intelligence:  This service provides census-based market rankings that provide insight into a company’s positioning within an industry and relative to its competitors. Market Intelligence also reports on the overall Internet audience behavior for a single company’s site or network of sites. Market Intelligence enables advertisers and agencies to identify the most effective sites for reaching primary and secondary demographic targets, as well as the best groups of sites in order to optimize reach and frequency. The service also allows companies to identify their own demographic weaknesses within a whole category or against an entire market.

•                  AdIntelligence:  This service provides census-based advertising measurement, thereby allowing online advertisers to measure their online marketing activities. AdIntelligence, which measures all types of online advertisements, enables companies to identify the best performing advertising campaigns and delivery locations throughout a marketing plan’s execution. AdIntelligence also enables advertisers to conduct effective post-campaign analysis, including the measurement of impressions, clicks, campaign unique visitors and frequency. The AdIntelligence technology may also be deployed across an enterprise advertising network to provide third-party ad delivery verification that can be used to report back to advertisers.

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

@Plan eCommerce builds on the capabilities of @Plan Advertising with features and data specifically designed for online retailers and consumer brand marketers. Online retailers and consumer brand marketers utilize the system to understand and track their competitive strengths and weaknesses overall and against key market segments. Online retailers can also use this information to develop more effective and cost-efficient customer acquisition and retention strategies by understanding which Web sites deliver the highest concentration of their target audience. By providing both online and offline survey data, the @Plan eCommerce system also allows online retailers and consumer brand marketers to help maximize multi-channel sales efforts by profiling online, catalog and in-store audiences and understanding where they overlap, thereby enhancing their advertising strategy in both traditional and online markets.

AdRelevance

We offer advertising measurement products and services around the world through our AdRelevance service, which we acquired in April 2002. We recently launched AdRelevance in Australia, and currently offer the service in fifteen markets outside the United States. We expect that we will continue to launch AdRelevance in additional international markets that are experiencing growth in online advertising.

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

Homescan Online

In November 2003, we jointly announced with ACNielsen the launch of Homescan Online, a product designed to improve the effectiveness of online marketing for the consumer packaged goods (CPG) industry and Web publishers. ACNielsen’s Homescan consumer panel records the offline purchasing behavior of thousands of panelists using ACNielsen’s proprietary in-home UPC code scanners. Homescan Online combines the offline and online data from thousands of members of ACNielsen’s Homescan consumer panel who have also agreed to allow us to track their Internet activity and behavior. As a result, Homescan Online integrates consumer retail purchasing of up to 21,000 CPG brands and online visitors to approximately 1,700 Web sites, enabling CPG marketers to better understand where their consumers are going online and what effect their online marketing is having on offline retail sales. The service also enables Web publishers to more effectively market themselves to the CPG industry by helping CPG marketers better target Web site audiences by their specific brand consumption.

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

Custom and Analytical Services

As we have expanded our product offerings to more completely address the media and market research needs of our customers, clients have increasingly relied on us to provide sophisticated custom research and analytical services. These custom research and analytics services are designed to help clients better utilize and leverage our services with their specific research goals and objectives. While all of our syndicated services allow for custom applications, our investments in MegaPanel, SiteCensus and our survey capabilities have allowed for a new wave of custom opportunities in the past year. Examples of the types of custom research and analytics projects that we have conducted in recent months include the following:

•              Competitive Dashboards: A leading multi-channel retailer contracted with us to integrate data from NetView, MegaPanel, surveys and custom analysis to create a quarterly competitive dashboard that compares their own customer satisfaction results with ten leading competitors. The information is used to inform the strategic direction of the retailer’s online business, and is relied on by the company’s executive management team.

•              Online Advertising Media Mix Analysis:  In conjunction with a leading online publisher and VNU, we generated cutting edge approaches to determining optimal levels of online media spend for leading CPG ad campaigns. Information from our MegaPanel and SiteCensus services were incorporated into sophisticated consumer market mix models, allowing for the online medium to be assessed side-by-side with traditional media choices.

•              Behavioral Driver Analysis: Using MegaPanel and survey capabilities, we worked with a large multimedia publisher to determine what user behaviors were the key drivers of engagement for their site. Results of this research had a direct impact on the publisher’s online content decisions and web site architecture.

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

Under our agreements with Nielsen Media Research, Nielsen Media Research provides for the development and maintenance of panels in the United States that generate the data for our NetView service. We are responsible for the management, support and ongoing development of the data collection and reporting system. We pay Nielsen Media Research ongoing fees for the costs of maintaining the NetView panels and costs associated with the expansion of such panels. Nielsen Media Research also provides us with certain research services in connection with our @Plan service, including telephone recruitment of survey respondents and the administration of online surveys. In the first quarter of 2004, we completed the re-location of our main data center facilities in San Jose, California to Nielsen Media Research’s technology center in Oldsmar, Florida, where Nielsen Media Research provides us with certain technology-hosting services to support our mission critical computing platforms, including server, network, storage and security management.

ACNielsen, which was founded over 75 years ago, is a global leader in providing business information, analysis and insights to CPG companies, their brokers and retail organizations. ACNielsen also provides television audience measurement services outside of the United States to customers in over 100 countries. In September 1999, we established ACNielsen eRatings.com, a joint venture with ACNielsen, to develop and maintain audience measurement panels and to market our products and services in international markets. From the formation of the joint venture until May 2002, we had a 19.9% voting interest in the venture, and ACNielsen had an 80.1% voting interest in the venture. In May 2002, we acquired all of ACNielsen eRatings.com and entered into a services agreement with ACNielsen pursuant to which ACNielsen provides us with certain back-office services for a period of up to five years. We are currently in the process of transitioning these services out of ACNielsen and expect to complete the transition by the end of 2006.

On March 8, 2006, VNU announced that it had reached an agreement with a consortium of private equity firms on a public offer for VNU’s outstanding shares.  VNU also announced that the closing of the public offer is conditioned upon 95% of VNU shareholders in each class tendering their shares.  Assuming this transaction is completed, it is possible that the new owners of VNU will adopt a new strategy for our company or make different decisions regarding our direction and policies.  For example, we cannot assure you, among other things, that VNU will continue to (i) own a majority stake in our company, (ii) provide various services to us and/or (iii) offer us the opportunity to develop joint products with other VNU entities, particularly Nielsen Media Research and ACNielsen. Likewise, it is also possible that the new owners of VNU will make different decisions with respect to our product investments, international expansion, use of our cash and other operating decisions.

SALES AND MARKETING

As of December 31, 2005, we had 1,615 clients. Our global client base is a diverse group of large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. The users of our products and services at our client companies hold diverse positions, demonstrating the importance of online media and market research to a company’s overall strategy and development. In addition to marketing and business development executives, our users include chief executive officers and presidents, and operations, strategic planning and information technology executives. No client accounted for more than 10% of our revenues in 2005.

We sell our products and services in the United States through a direct sales force. Our domestic sales representatives are located at our offices in New York, New York, Milpitas, California, San Francisco, California and Seattle, Washington, and we also maintain local representatives in various locations throughout the United States. Internationally, we sell our products and services through a direct sales force, as well as through our subsidiary and joint venture companies in their respective markets. Our sales representatives receive a base salary and are eligible for commissions based on sales goals.

Our primary marketing objectives are to cross-market new products and services to our global clients and to leverage and build upon Nielsen//NetRatings’ brand awareness throughout our target audiences. To achieve these goals, we engage in a number of marketing activities, including direct e-mail campaigns, conference presentations, industry tradeshow participation, involvement with industry organizations such as the Interactive Advertising Bureau, Online Publishers Association, Shop.org, Web Analytics Association, Direct Marketing Association and Advertising Research Foundation, as well as aggressive public relations. We maintain standing arrangements for the use of our data with key business and trade press including The Associated Press, The Wall Street Journal, CNN, BusinessWeek, USA Today, San Jose Mercury News, Hollywood Reporter, Chicago Tribune, Sports Business Journal, American Banker, Internet Retailer, Women’s Wear Daily and numerous other media outlets. We provide the media with timely insights regarding current events and identify emerging Internet trends, generating valuable press coverage. Our analysts are regularly featured on television and radio broadcasts, including segments on CNBC, CNN and NPR.

INTELLECTUAL PROPERTY

We regard the protection of our proprietary technology and information as important to our future success and ability to compete effectively in our markets. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our intellectual property rights. The steps we have taken or will take in the future to establish and protect our intellectual property rights may not, however, be sufficient to protect our technology and information from infringement or misappropriation or to deter independent development of similar or superior technologies by others. In addition, the laws of some foreign countries may protect our proprietary rights to a greater or lesser extent as do the laws of the United States.

We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. We currently own six issued patents in the United States with regard to our computer use tracking and monitoring technology (U.S. Patent No. 5,675,510; U.S. Patent No. 6,115,680; U.S. Patent No. 5,796,952; U.S. Patent No. 6,138,155; U.S. Patent No. 6,643,696; and U.S. Patent No. 6,763,386). Patents for the technology covered by these six patents have also been issued in various foreign countries, including Japan, Canada, Australia, Israel, New Zealand, South Korea and Mexico. We also have other patents and pending patent applications which relate to our proprietary technology, including pending patent applications for our AdRelevance technology. In addition, we own an undivided fifty percent ownership interest in U.S. Patent No. 6,108,637, which relates to the monitoring of computer uses, and the patents for this technology which have been issued in many other jurisdictions.

In the first half of 2005, we launched a program to enforce our intellectual property rights against various companies that compete against us in the Internet technology fields. As part of this program, we initiated patent infringement lawsuits in 2005 and 2006 against six companies (Omniture, Inc., Coremetrics, Inc., SageMetrics, Corp., Sane Solutions, LLC, Visual Sciences, LLC and WebSideStory, Inc.) and also entered into licensing discussions with a few other companies. Our lawsuit against Visual Sciences was settled in October 2005, and our lawsuits against Omniture and SageMetrics were settled in 2006. Under each of these settlements, we have licensed certain of our patents in exchange for license or royalty fees payable to us. We cannot be sure that we will prevail in any of our remaining litigations, and these lawsuits could result in a finding that our patents are invalid and divert resources from the operation of our business.

As part of our patent enforcement program, we have also held discussions with other companies that have expressed an interest in signing a patent licensing arrangement with us. We expect to expand our patent enforcement program in 2006.

Others may claim that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them with respect to past, current or future technologies. In February 2006, WebSideStory filed a patent infringement lawsuit against us in the United States District Court for the Southern District of California. While we believe this lawsuit is without merit, defending patent infringement or other intellectual property cases, whether meritorious or not, could be time-consuming, result in additional expense, distract management from other tasks of operating the business and may result in the loss of significant rights or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms we find acceptable or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

TECHNOLOGY AND OPERATIONS

Clients can access all of our primary products and services via the Internet by using passwords specifically assigned to each client. Our services are available 24 hours a day and our proprietary data is updated regularly to provide clients with access to the most recent data.

In connection with our NetView and MegaPanel services, our panel-based data collection, retrieval and processing systems and software have been designed utilizing well-known industry standards for hardware and software data architecture and infrastructure. The architecture adheres to numerous standard-programming languages, including hypertext mark-up language, or HTML, Java and C++, and network protocols, including hypertext transfer protocol or HTTP. In addition, we believe that our system architecture is flexible and powerful enough to allow for continued growth in our portfolio of products and services.

Our SiteCensus service operates on an around-the-clock global infrastructure. The service’s Web site measurement tags measure a Web site visitor’s experience and deliver the information back to our high capacity measurement collection network consisting of nine fully redundant global data centers. The SiteCensus measurement network currently captures in excess of 350 gigabytes worth of new measurement information from over one billion transactions on a daily basis. In addition, the SiteCensus technology supports a variety of different software implementations of its measurement techniques, including pure Java, Java with CGI and CGI only.

Our hardware systems are hosted at three professionally managed, off-site computer centers in San Jose, California, Oldsmar, Florida and Paris, France. For our SiteCensus service, our primary research data center is located in Melbourne, Australia, along with ten other data centers worldwide. Backup procedures are built into the processing environment in order to reduce downtime in the event of outages or catastrophic occurrences. Additionally, our data centers provide physical security, climate control, 24 hour a day monitoring services and fire suppression systems to help ensure the security and continued operation of our technology.

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

We face competition in the United States and abroad for each of our products and services. We face direct competition from companies, such as comScore Networks, that provide panel-based Internet measurement services. We also directly compete with numerous providers of site-centric Web analytics solutions, including CoreMetrics, Omniture, WebTrends and WebSideStory. We compete less directly with the providers of syndicated and custom research on Internet behavior and commerce. Finally, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop new or alternative audience measurement technologies.

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

EMPLOYEES

As of December 31, 2005, we had 396 full-time employees. Our employees in the United States are not covered by a collective bargaining agreement. Outside of the United States, we are subject to extensive regulation with respect to our employees in various jurisdictions. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

AVAILABLE INFORMATION

We make available on our website (http://www.netratings.com) under “About Us”_”Investor Relations”_”SEC Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY

We incurred net losses of $25.1 million for the year ended December 31, 2003, $17.4 million for the year ended December 31, 2004 and $8.4 million for the year ended December 31, 2005. As of December 31, 2005, our accumulated deficit was $145.3 million. We intend to continue to incur significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to become profitable.

WE HAVE A LIMITED OPERATING HISTORY IN THE EVOLVING MARKET FOR INTERNET AUDIENCE MEASUREMENT AND ANALYSIS

We were incorporated in 1997, did not start generating revenue until 1998 and introduced our NetView service in 1999. Many of our other products and services were first offered by us during the last few years. Accordingly, we are still in the early stages of development and have only a limited operating history upon which to evaluate our business. One should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, some of which may be beyond our control, including:

•                        the risk that a competing company’s Internet audience measurement service will become the accepted standard in the marketplace;

•                        the extent of the global growth in the Internet media research and market research markets;

•                        the potential inability to successfully manage any significant growth we may achieve in the future;

•                        the potential inability to successfully integrate any acquired business, technology or service; and

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

IF THE INTERNET ADVERTISING AND ELECTRONIC COMMERCE MARKETS DEVELOP SLOWER THAN WE EXPECT, OUR BUSINESS WILL SUFFER

Our future success will depend on the continued increase in the use of the Internet as an advertising medium, the proliferation of e-commerce and the use of the Internet as part of multi-channel marketing strategies. These markets and marketing techniques are fairly new and rapidly evolving, and it is not certain that the current growth trends will continue throughout the world.

The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective than traditional advertising for promoting their products and services. They may also be unwilling to pay premium rates for advertising that is targeted at specific types of users based on demographic profiles or recent Internet behavior. The Internet advertising and e-commerce markets may also be adversely affected by privacy issues surrounding the targeting of this type of advertising or the use of personal information. Providers of goods and services online continue to work toward the establishment of commerce models that are cost effective and unique, and effectively deal with issues such as channel conflict and infrastructure costs. Growth in the use of the Internet for e-commerce may not continue at a rapid rate, or the Internet may not be adopted as a medium of commerce by a broad base of customers worldwide. Because of the foregoing factors, among others, the market for Internet advertising and e-commerce may not continue to grow at significant rates. If these markets fail to develop or develop slower than we expect, our business will suffer.

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

On March 8, 2006, VNU announced that it had reached an agreement with a consortium of private equity firms on a public offer for VNU’s outstanding shares.  Assuming this transaction is completed, it is possible that the new owners of VNU will adopt a new strategy for our company or make different decisions regarding our direction and policies.  For example, we cannot assure you, among other things, that VNU will continue to (i) own a majority stake in our company, (ii) provide various services to us and/or (iii) offer us the opportunity to develop joint products with other VNU entities, particularly Nielsen Media Research and ACNielsen. Likewise, it is also possible that the new owners of VNU will make different decisions with respect to our product investments, international expansion, use of our cash and other operating decisions.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH AND ACNIELSEN FOR VARIOUS SERVICES RELATED TO OUR DOMESTIC AND INTERNATIONAL OPERATIONS

Our NetView Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. In addition, ACNielsen has granted us a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business. Accordingly, for a significant period of time, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research to devote adequate resources to the development or maintenance of such panels, or any failure on the part of Nielsen Media Research, ACNielsen or our other business partners to maintain the overall quality of these methodologies or to develop alternative sampling methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

As noted above, in the event that VNU is sold to a consortium of private equity firms, it is possible that the new owners of VNU will make decisions that impact our ability to rely on VNU entities for some or all of the services that we currently obtain from them.

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

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT’S ATTENTION AND RESOURCES

As a result of our acquisitions in the past few years, we offer our products and services in numerous countries around the world. Our international markets will require significant management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage and electronic commerce in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate, and the governmental authorities in each country have different views regarding the regulatory oversight of the Internet. For example, the Chinese government has recently taken steps to restrict the content available to Web users in China, and this has caused us to forecast slower growth in our business there.

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

Public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.”  These types of programs are often installed on a computer without the consent of the user or without the user’s full understanding while navigating the Internet. Concern over spyware and adware might cause users to be less inclined to download legitimate software from the Internet, including our proprietary metering technology, which could make it difficult to recruit additional panelists or maintain panels of sufficient size to meet client demand.

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

Privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users both in the United States and abroad. Restrictions could be placed upon the collection, management, aggregation and use of information, which could require significant engineering time and resources. Several states have enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.” Similar legislation has been introduced in other states and the U.S. Congress, including the Safeguard Against Privacy Invasions Act in the House of Representatives and the SPYBLOCK Act in the Senate. In addition, the European Union has adopted a directive requiring the disclosure of the use of cookies and instructions on their removal. It is possible that this legislation or future legislation intended to regulate spyware could affect our ability to collect information, which could prevent us from operating or distributing some of our products and services or which could require us to change our business practices. In addition, failure to comply with the law and regulatory requirements may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. The occurrence of one or more of these events could materially harm our business, results of operation and financial condition.

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

Our future success depends in large part on our ability to attract, retain and motivate highly skilled employees in many locations around the world. Although we provide compensation packages that include competitive salaries, equity compensation, bonus incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. If we are unable to attract or retain key employees, our business would suffer.

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

In the first half of 2005, we decided to launch a program to enforce our intellectual property rights against various companies that compete against us in the Internet technology fields. As part of this program, we initiated patent infringement lawsuits in 2005 against five companies (Omniture, Inc., Coremetrics, Inc., SageMetrics, Corp., Sane Solutions, LLC and Visual Sciences, LLC) and also entered into licensing discussions with a few other companies. In February 2006, we initiated a patent infringement lawsuit against WebSideStory, Inc. Our lawsuit against Visual Sciences was settled in 2005, and our lawsuits against Omniture and SageMetrics were settled in 2006. We cannot be sure that we will prevail in any of the remaining litigations, or any new lawsuits that we initiate, and any such lawsuits could result in a finding that our patents are invalid and divert resources from the operation of our business.

We also cannot assure you that any other steps we take will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT WOULD BE COSTLY TO RESOLVE OR MAY REQUIRE US TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS

Third parties may, from time to time, assert claims that we have infringed upon their proprietary rights or that our own trademarks, patents or other intellectual property rights are invalid. In February 2006, WebSideStory, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Southern District of California. While we believe this lawsuit is without merit, we cannot assure you that we will prevail in this litigation.

Any claims of infringement and any resulting litigation, including the WebSideStory litigation, could subject us to significant liability for damages, restrict us from using our technology or from operating our business generally or require us to make changes to our technology. Any claims of this type, with or without merit, could be time-consuming to defend, result in additional expense and divert management attention and resources. In addition, such claims could result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar arrangements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we may be required to either cease offering the subject product or change our technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

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

The servers on which we collect and process our panel members’ data reside in Nielsen Media Research’s facilities in Oldsmar, Florida and at IBM Global Service facilities in Paris, France. We currently have a back-up data collection facility to provide redundant network capacity in the event of a system failure. However, this back-up facility only has the capacity to collect our Internet audience data, not process it. Accordingly, our ability to report Internet audience data in real time is dependent upon the efficient and uninterrupted operation of Nielsen Media Research’s and IBM Global Service’s computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at these data centers could result in interruptions in the flow of data to our servers. In addition, any failure by these data centers to provide our required data communications capacity could result in interruptions in our service. In the event that any of these data centers should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could be costly and result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

We intend to develop other back-up systems outside of our primary facilities. However, as we replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

GOVERNMENTAL REGULATION OF THE INTERNET MIGHT HARM OUR BUSINESS

The applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In addition, governmental authorities in various countries may seek to further regulate the Internet with respect to issues such as user privacy, pornography, acceptable content, advertising, e-commerce, taxation and the pricing, characteristics and quality of products and services. For example, China has recently taken steps to require certain companies to restrict their search engine results and other content available to Web users in China. Therefore, any new legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which might harm our business. Finally, the global nature of the Internet could subject us to the laws of a foreign jurisdiction in an unpredictable manner.

LEGISLATIVE ACTIONS REGULATORY REQUIREMENTS APPLICABLE TO PUBLIC REGISTRANTS MAY CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES TO INCREASE AND MAY IMPACT OUR RESULTS OF OPERATIONS

In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we were required to enhance our internal controls and hire additional finance personnel and to retain additional outside legal, accounting and advisory services, all of which have caused our general and administrative costs to increase. For example, we have hired outside consultants to assist us with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and this has resulted in additional general and administrative expenses during 2004 and 2005. Recent changes in the accounting rules, in particular the rules relating to accounting for employee stock options, have increased the expenses that we report under generally accepted accounting principles and adversely affect our operating results. Additional changes in the accounting rules could cause our financial results to be negatively impacted.

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

As stated above, VNU has announced that it has reached an agreement with a consortium of private equity firms on a public offer for VNU’s outstanding shares. Assuming this transaction is completed, we cannot assure you that the new owners of VNU will decide to retain its stake in NetRatings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary executive offices in the United States are located in New York, New York, where we lease approximately 12,000 square feet, and Milpitas, California, where we lease approximately 30,000 square feet. We also lease office space in Seattle, Washington and San Francisco, California.

Outside of the United States, we lease office space in various countries, including the United Kingdom, Italy, Spain, France, Germany, Australia, Japan, China, India and Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 10 of the Notes to Consolidated Financial Statements under the heading “Litigation”, and such information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “NTRT”. The following table sets forth the range of high and low sales prices for each period indicated. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During the periods indicated, we have not effected any stock split.

	2005		2004
	High	Low	High	Low

First Quarter	$19.08	$14.70	$13.00	$9.70
Second Quarter	15.25	11.99	17.00	10.11
Third Quarter	15.78	12.63	17.86	12.46
Fourth Quarter	15.50	12.10	20.76	17.49

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Holders of Common Stock

As of February 28, 2006, there were approximately 168 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of December 31, 2005, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,101,807	$10.39	599,000
Equity compensation plans not approved by security holders*	7,813	$106.83	—
Total	3,109,620	$10.64	599,000

*  Assumed in connection with our acquisition of eRatings in May 2002.

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2005 – October 31, 2005	—	—	—	—

November 1, 2005 – November 30, 2005	428,800	$13.64	428,800	$19,152,840

December 1, 2005 – December 31, 2005	720,600	$13.19	720,600	$9,648,844

Total	1,149,400	$13.36	1,149,400

(1)  On November 3, 2005, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our outstanding common stock.

ITEM 6.                       SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein:

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$68,017	$59,294	$41,432	$29,706	$23,504
Gross profit	45,366	36,237	20,956	13,255	10,240
Total operating expenses	57,266	56,422	50,665	53,128	37,830
Operating loss	(11,900)	(20,185)	(29,709)	(39,873)	(27,590)
Net loss	(8,395)	(17,419)	(25,135)	(38,876)	(17,634)
Basic and diluted net loss per common share	$(0.23)	$(0.50)	$(0.74)	$(1.17)	$(0.54)
Weighted average shares outstanding used in computing basic and diluted net loss per common share	35,985	34,637	33,792	33,168	32,864

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$180,252	$197,602	$210,039	$241,411	$322,563
Working capital	136,935	131,478	144,566	213,362	304,791
Total assets	300,254	314,457	314,923	331,266	341,699
Deferred revenue	12,666	11,435	10,449	10,823	7,031
Total stockholders’ equity	$263,398	$280,438	$274,054	$288,666	$318,468

In 2002, 2003 and 2005, we completed several acquisitions which impacted the results of operations for those years and future years. Also in 2002, we incurred expenses related to a restructuring and a write-off of investments. In 2004, the Company received an insurance recovery settlement and renegotiated a lease, which resulted in a release of restructuring expenses. In 2005, we incurred restructuring charges primarily related to our European operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. VNU N.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, owned approximately 62% of our outstanding common stock as of February 28, 2006.

Our revenues for the year ended December 31, 2005 totaled $68.0 million, compared to $59.3 million and $41.4 million for the years ended December 31, 2004 and December 31, 2003, respectively. As of December 31, 2005, we had 1,615 clients, compared to 1,429 clients as of December 31, 2004 and 1,098 clients as of December 31, 2003. The increases in our revenues and number of clients during the last few years are the result of both acquisitions that we have completed, as well as organic growth in our product portfolio. We expect our revenues and client base to continue to grow as (i) our newer products gain marketplace acceptance, (ii) we develop and sell additional products and services to new and existing clients, (iii) we launch our products and services in new international territories, (iv) we generate price increases for our existing products and services and (v) we expand our patent licensing program.

We have incurred operating losses and net losses since our inception, and, as of December 31, 2005, our accumulated deficit was $145.3 million. Since the beginning of 2002, however, we have made significant progress in reducing our annual operating loss and annual net loss. Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003, to $20.2 million in 2004 and to $11.9 million in 2005. Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003, to $17.4 million in 2004 and to $8.4 million in 2005. Our ability to reduce our operating and net losses, and our belief that we will make further progress in reducing such losses in 2006, is attributable to a number of factors. First, we expect the revenue growth we have experienced in the past few years to continue. Second, a significant initial investment was required to launch certain of our services in 2003 and 2004, including our MegaPanel services, and while the ongoing expense to operate such services will continue, we expect such expenses to be less than the initial expenses required to launch such services. In addition, because we offer syndicated panel services and are able to utilize our existing databases to expand our custom analytical offerings, our revenue growth does not require a corresponding increase in our expenses.

As of December 31, 2005, our cash, cash equivalents and marketable securities totaled $180.3 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

Industry Trends

The success of our business depends heavily on the continued expansion of the Internet for advertising, commerce and communications. Internet advertising, e-commerce and the number of people using the Internet, particularly through the use of Internet broadband connections, have dramatically increased in recent years, and we expect this growth to continue in upcoming years around the world. These growth trends have made the Internet an increasingly important component of companies’ overall business strategies. As a result, companies conducting business online are increasingly seeking analysis and insights to (i) define and reach their target audiences, (ii) measure the effectiveness of their advertising and marketing strategies, (iii) benchmark their performance with their competitors and (iv) increase brand equity and commerce revenue.

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

In the first half of 2002, we acquired AdRelevance, our online advertising expenditure service, and @Plan, which provides demographic, lifestyle and product preference information. During 2002, we also made strategic acquisitions designed to expand our NetView service around the world, which provides detailed panel-based Internet audience information. These included our acquisition of NetValue S.A., an international provider of Internet audience measurement services, and the purchase from ACNielsen Corporation of the 80.1% interest in ACNielsen eRatings.com that we did not already own. Since the beginning of 2003, we acquired LemonAd (now branded AdRelevance), our international online advertising measurement service, and Red Sheriff, a global provider of site-centric-based Internet audience measurement tools.

In conjunction with these strategic acquisitions, we have also devoted significant resources to internal product development. Our key new products and services include (i) MegaPanel, which includes our vertical offerings, such as MegaView Financial, MegaView Retail, MegaView Search, MegaView Travel and MegaView Local, and (ii) Homescan Online, a joint product with ACNielsen that combines offline consumer purchasing data with Internet audience measurement data. We believe these new products and services, as well as additional MegaPanel offerings, will be important to our financial performance over the next few years.

Revenue Overview

We generate revenues primarily from the sale of our Internet media and market research products and services, which include both syndicated products and customized products. Syndicated products currently represent a significant majority of our total revenues, and our goal is for syndicated products to continue to represent a significant majority of our total revenues. We also generate revenues from the licensing of our patents.

In France, Japan and Latin America, we offer many of our services through strategic relationships with leading local market research and information services companies. We currently own 56.8% of NetRatings Japan, our Japanese subsidiary, while the remaining ownership interest is owned by TransCosmos, Dentsu.com and other investors. We currently own 66% of Mediametrie NetRatings, our French subsidiary, and the remainder is owned by Mediametrie. We currently own 49% of Ibope eRatings.com, our Latin American joint venture, and the remainder is owned by Ibope. NetRatings uses the equity method to account for its investment in Ibope eRatings.com. In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service. As a result of the Red Sheriff acquisition, we also obtained a 50% ownership interest in an Italian company, Red Sheriff S.r.l., which offers site-centric-based services in Italy. On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l., and we subsequently renamed the company NetRatings Italia S.r.l. As a result of this acquisition, we have consolidated the operating results of NetRatings Italia in our consolidated financial statements beginning in the second quarter of 2005.

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294
2005	$68,017

We expect our 2006 revenues to exceed our 2005 revenues, primarily as a result of sales from our new products and services, price increases for our existing products and services and the launch of our new and existing products and services in new international territories. In addition, in the first half of 2005 we decided to launch a program to enforce our intellectual property rights against various companies that compete against us in the Internet technology fields. As a result of this program, we will recognize patent licensing revenue in 2006.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to revenue recognition, collectibility of receivables, the valuation of fixed assets, goodwill, intangible assets, including depreciable lives assigned, marketable securities and income taxes, as well as the estimates and judgments relating to the valuation of certain liabilities, including restructuring liabilities, service periods for stock awards with performance criteria, and contingencies and litigation. Our management bases its estimates and judgments about the carrying values of assets and liabilities on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgment regarding the collectibility of those fees. We sell a majority of our products and services pursuant to one-year subscription agreements. We recognize revenue from the sale of our subscription products and services and our custom products and services ratably over the term of the agreement. Invoiced amounts are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue. We also generate revenue from the licensing of our patents and record the revenue in accordance with the four basic criteria of SAB 104 listed above.

Accounting for Stock-Based Compensation

We measure compensation expenses for our stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation of APB Opinions No. 15 and 25”. Under the intrinsic value recognition provisions of APB No. 25, stock-based compensation cost is measured at the grant date based on the difference between the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay under the award, and is recognized as expense over the vesting period using the accelerated method.

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

Legal Contingencies

We are currently involved in certain legal proceedings as described in Note 10 of our consolidated financial statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. Losses are recognized for legal contingencies when both the probability of occurrence and the loss can be reasonably estimated. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to legal proceedings.

Goodwill and Intangible Assets

Our long lived assets include goodwill and other intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangibles are not amortized but are reviewed at least annually for impairment. We retain an independent appraisal firm that annually provides a valuation of our Company’s fair value, based on discounted cash flow and comparable company analyses. The cash flow analysis requires significant judgment and estimates by management relating to assumptions about expected future operating performance and appropriate discount rates. An impairment loss is recorded if the estimated future cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. Our estimate of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model and changes in operating performance. An impairment loss recorded in the future, if any, could have a material adverse impact on our financial position or results of operations.

We performed our annual evaluation of goodwill and intangibles as of October 1, 2005 at which time no impairment was indicated. There has been no indication of impairment since October 1, 2005.

Restructuring

We have engaged in, and may continue to engage in, restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures. These restructuring actions and activities require us to make estimates related to severance and other employee separation costs and the ability to generate sublease income. We accrue severance restructuring costs in a period provided the following criteria are met:  (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive; (2) the benefit arrangement is either communicated to employees, or part of a pre-established or legally required benefit; (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated; and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations in certain international jurisdictions. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes”, also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of domestic and international jurisdictions. If our estimate of tax liabilities proves to be less than the ultimate assessment, a charge to expenses would result.

Results of Operations

The following table sets forth for the years indicated certain financial data as a percentage of revenue:

	2005	2004	2003

Revenue	100%	100%	100%
Costs of revenue	33%	39%	49%
Gross profit	67%	61%	51%
Operating expenses:
Research and development	17%	20%	24%
Sales and marketing	38%	38%	41%
General and administrative	18%	21%	25%
Restructuring and other expenses	2%	(1)%	—
Litigation settlement recovery	—	(3)%	—
Amortization of intangibles	4%	6%	9%
Stock-based compensation	5%	13%	22%
Total operating expenses	84%	94%	122%
Loss from operations	(17)%	(33)%	(72)%
Interest income, net	7%	5%	10%
Loss on joint ventures	—	—	—
Minority interest	(1)%	—	1%
Provision for income taxes	(1)%	—	—
Net loss	(12)%	(28)%	(61)%

The following table sets forth operating results for each of the four quarters ended December 31, 2005 and 2004:

	2005
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)

Revenue	$16,433	$17,105	$16,796	$17,683
Gross profit	10,865	11,087	11,278	12,136
Loss from operations	(2,397)	(3,108)	(4,741)	(1,654)
Net loss	(1,629)	(2,321)	(3,732)	(713)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.02)

	2004
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)

Revenue	$13,266	$14,473	$15,623	$15,932
Gross profit	7,362	8,440	9,970	10,465
Loss from operations	(7,249)	(4,817)	(5,057)	(3,062)
Net loss	(6,490)	(4,272)	(4,346)	(2,311)
Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.12)	$(0.07)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from licensing our patents.

As of December 31, 2005, 1,615 customers worldwide subscribed to our products and services. As of December 31, 2004, 1,429 customers worldwide subscribed to our products and services. The increase of 186 customers during 2005 is the result of organic growth in our worldwide customer base in 2005, including the addition of 41 customers in the fourth quarter of 2005. We expect our global customer base to continue to increase in the next few quarters as we market and sell our new products and services and expand into new geographical markets.

Our global contract renewal rate was 82% for the fourth quarter of 2005, an increase over the global contract renewal rate of 80% for the fourth quarter of 2004. Our global average sales price was $45,000 for the fourth quarter of 2005, compared with $46,000 for the fourth quarter of 2004. The decrease in average sales price is due to an increase in sales of our SiteCensus service, which typically have a lower average sales price than our other products and services. During the year ended December 31, 2005, no customer accounted for more than 10% of our revenue.

Revenue increased 15% to $68.0 million for the year ended December 31, 2005, compared to $59.3 million for the year ended December 31, 2004. The increase in revenue was primarily organic revenue growth due to (i) new business sales of our products and services, (ii) the launch of new product offerings (particularly in our MegaPanel service) and (iii) price increases for existing products and services. The revenue for 2005 also includes our consolidation of the results of operations of Red Sheriff S.r.l., which we acquired on February 25, 2005 (and we subsequently renamed NetRatings Italia S.r.l.).

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

Cost of revenue decreased 2% to $22.7 million, or 33% of revenue, for the year ended December 31, 2005 from $23.1 million, or 39% of revenue, for year ended December 31, 2004. The decrease in cost of revenue was primarily due to (i) reductions in our international NetView and MegaPanel recruitment costs and (ii) the elimination of our Hispanic panel in the third quarter of 2004. The reductions in costs were partially offset by (i) costs related to our data center in China which began operations in the fourth quarter of 2004, (ii) additional data collection costs related to our SiteCensus product, (iii) additional costs related to expanding the scope of information available through our MegaPanel product and (iv) additional costs related to certain custom research projects. As a percentage of revenue, our cost of revenue decreased by 6% from 2004 to 2005. This decrease is primarily due to revenue growth from the launch of our new products.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized and subsequently depreciated when the development of the software is completed.

Research and development expenses decreased 4% to $11.6 million, or 17% of revenue, for the year ended December 31, 2005 from $12.0 million, or 20% of revenue, for the year ended December 31, 2004. The net decrease was primarily due to the capitalization of engineering costs related to internally developed software, which was partially offset by the additional personnel required to work on the internally developed software. During the year ended December 31, 2005, capitalized engineering costs totaled $1.1 million.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 13% to $25.7 million, or 38% of revenue, for the year ended December 31, 2005 from $22.8 million, or 38% of revenue, for the year ended December 31, 2004. The increases were primarily related to (i) an increase in sales and marketing personnel due to the acquisition of the remaining shares of NetRatings Italia S.r.l., (ii) additional personnel in our analytics area due to the growth in the custom analytics market and (iii) additional product marketing and sales personnel due to our product and business expansion.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses decreased 4% to $12.1 million, or 18% of revenue, for the year ended December 31, 2005 from $12.6 million, or 21% of revenue, for the year ended December 31, 2004. The decrease is primarily due to international and US personnel reductions, which was partially offset by legal expenses related to a number of pending litigations.

Restructuring Expenses. In the third quarter of 2005, management approved and initiated a restructuring plan primarily intended to streamline our European operations. The restructuring plan included relocating engineering operations in Europe to the United States and the elimination of certain management positions. In connection with this restructuring plan, we recorded a charge of $1.7 million, or 2% of revenue, for severance costs in 2005. During the first quarter of 2004, we negotiated an amendment to the lease for our offices in Milpitas, California which included a release from our obligations for the abandoned portion of the facility, resulting in a reversal of restructuring expense of $0.5 million.

Litigation Settlement Recovery. In 2002, we expensed costs related to the settlement in 2002 of a patent infringement lawsuit initiated against us by Jupiter Media Metrix, Inc. In the second quarter of 2004, we received, net of legal fees, $1.8 million from our insurance company in reimbursement for these expenses. No similar amounts were recorded in 2005.

Amortization of Intangibles. Amortization of intangible expenses decreased 26% to $2.8 million, or 4% of revenue, for the year ended December 31, 2005 from $3.7 million, or 6% of revenue, for the comparable period in 2004. The decrease was primarily due to certain assets reaching their final amortization period during 2004 and 2005.

Amortization of Stock-based Compensation. Amortization of stock-based compensation in 2005 represents amortization of compensation expense related to restricted stock grants, which were issued for the first time in 2005 following a review of our overall equity compensation strategy. Amortization of stock-based compensation in 2004 represents amortization of deferred service costs related to warrants which Nielsen Media Research exercised in December 1999, and were fully amortized by the end of 2004. Accordingly, no amortization costs related to the stock warrants exercised by Nielsen Media Research in December 1999 were recorded in 2005.

Equity in Earnings of Joint Ventures. Equity in earnings from joint ventures was $0.1 million for each of the years ended December 31, 2005 and 2004, primarily reflecting our equity in the earnings of our joint venture in Italy, NetRatings Italia S.r.l. At the end of the first quarter of 2005, we purchased the remaining 50% interest in NetRatings Italia S.r.l., which resulted in its results of operations being reported in our consolidated results rather than in equity in earnings of joint ventures. Due to losses incurred by Ibope eRatings.com, we reduced our investment in Ibope eRatings.com to zero in the first quarter of 2004. In addition, we have no financial support commitments to Ibope and therefore we do not presently recognize our share of Ibope’s net losses in our consolidated financial statements.

Interest Income, Net. Interest income, net, increased 57% to $4.5 million for the year ended December 31, 2005, from $2.9 million for the year ended December 31, 2004. The increase in interest income was due to an overall higher interest yield on our investments in 2005.

Minority Interest. Minority interest was $(0.8) million and $(0.2) million for the years ended December 31, 2005 and 2004, respectively. The minority interest for each of these periods primarily represents the minority share of the profits from Mediametrie NetRatings and NetRatings Japan. During the year ended December 31, 2004, there was a minority interest related to Red Sheriff. Red Sheriff had a negative equity balance on the date we acquired majority control of Red Sheriff, and, therefore, we recognized 100% of the loss of Red Sheriff during the first half of 2004.

Provision for Income Taxes. The provision for income taxes totaled $0.3 million, or 1% of revenue, for the year ended December 31, 2005. This expense relates to taxes that are owed as a result of earnings from certain foreign subsidiaries. No amounts were recorded in prior periods as we incurred net taxable losses in the United States and foreign locations during such prior periods.

Operating Loss and Net Loss. Operating loss decreased 41% to $11.9 million, or 17% of revenue, for the year ended December 31, 2005 from $20.2 million, or 33% of revenue, for the year ended December 31, 2004. For the year ended December 31, 2005, our net loss decreased to $8.4 million, or $0.23 per share, on approximately 36.0 million weighted average shares outstanding, as compared with a net loss of $17.4 million, or $0.50 per share, on approximately 34.6 million weighted average shares outstanding, for the year ended December 31, 2004. The decreases in operating loss and net loss were primarily due to (i) increased revenue from organic growth and our consolidation of the results of operations of NetRatings Italia S.r.l. (which we acquired in February 2005), (ii) decreases in certain operating expenses and (iii) decreases in amortization of stock-based compensation costs and amortization of intangibles. These improvements to operating loss and net loss were partially offset by (i) expenses resulting from additional personnel to support our global expansion, including SiteCensus and custom analytics work related to MegaPanel, (ii) increased expenses resulting from our consolidation of the results of operations of NetRatings Italia S.r.l., (iii) the restructuring charge recorded in the third quarter of 2005 and (iv) the litigation recovery recorded in 2004. Net loss was further reduced by an increase in interest income, which was partially offset by (i) minority interest in net income of consolidated subsidiaries and (ii) the provision for income taxes.

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

Our global contract renewal rate was 80% for the fourth quarter of 2004, an increase over the global contract renewal rate of 74% for the fourth quarter of 2003. Our global average sales price was $46,000 for the fourth quarter of 2004, compared with $61,000 for the fourth quarter of 2003. The average sales price decreased due to the acquisition in December 2003 of Red Sheriff’s SiteCensus customer contracts, which typically have a lower average selling price. During the year ended December 31, 2004, no customer accounted for more than 10% of our revenue.

Revenue increased 43% to $59.3 million for the year ended December 31, 2004, compared to $41.4 million for the year ended December 31, 2003. The acquisitions we completed in 2003 contributed approximately $10.9 million of the increase in revenue. The remaining increase in revenue was primarily organic growth due to (i) new business sales of our products and services, (ii) the launch of new product offerings, (iii) price increases for existing products and services, (iv) an increase in sales of our custom research and analytical services and (v) the impact of foreign exchange rates relating to our international revenue. The increase in revenue was partially offset by the discontinuation of our custom panel in Germany.

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

Cost of revenue increased 13% to $23.1 million, or 39% of revenue, for the year ended December 31, 2004 from $20.5 million, or 49% of revenue, for year ended December 31, 2003. The increase in cost of revenue was due primarily to (i) the acquisitions in 2003 for which we have incurred cost of revenue expense from their acquisition dates, (ii) additional costs to build our MegaPanel in the United States in the first half of 2004 and (iii) the impact of foreign exchange rates relating to our international operations. The increase was partially offset by (i) reductions in our NetView home and work panel recruitment costs, (ii) reduced expenses for @Plan as a result of retaining Nielsen Media Research to handle recruitment, (iii) reduced costs to operate our data center in the United States and (iv) reductions in our international MegaPanel and NetView panel costs. As a percentage of revenue, our cost of revenue decreased by 10% from 2003 to 2004. This decrease is due to the fact that a large portion of the expense related to launching a new product is incurred prior to the launch of such product. Once a product is launched, however, the cost of operating and maintaining such product is reduced and, as a result, our cost of revenue declines as a percentage of revenue. During 2003, we incurred significant expenses related to launching our new products, particularly MegaPanel, and these expenses declined in 2004.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized.

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

Sales and marketing expenses increased 33% to $22.8 million, or 38% of revenue, for the year ended December 31, 2004 from $17.1 million, or 41% of revenue, for the year ended December 31, 2003. The increase in sales and marketing expenses was primarily related to (i) an increase in salary-related and travel expenses as a result of additional employees from our acquisitions in 2003, (ii) additional personnel in our analytics area related to the launch of our MegaPanel service and (iii) the impact of foreign exchange rates relating to our international operations. The increase was partially offset by reductions in the number of personnel in our sales department.

 General and Administrative. General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 19% to $12.6 million, or 21% of revenue, for the year ended December 31, 2004 from $10.5 million, or 25% of revenue, for the year ended December 31, 2003. The increase in general and administrative expenses was primarily due to (i) higher expenses, particularly personnel costs, resulting from the acquisitions completed during 2003, (ii) the impact of foreign exchange rates relating to our international operations and (iii) higher expenses related to compliance with new corporate governance regulations, particularly Section 404 of the Sarbanes-Oxley Act of 2002. The increase was partially offset by savings in costs to support our internal information technology requirements.

Restructuring Expenses. During the first quarter of 2004, we negotiated an amendment to the lease for our offices in Milpitas, California which included a release from our obligations for the abandoned portion of the facility, resulting in a reversal of restructuring expense of $525,000.

Litigation Settlement Recovery. During the fourth quarter of 2002, we expensed costs related to the settlement in 2002 of a patent infringement lawsuit initiated against us by Jupiter Media Metrix, Inc. In the second quarter of 2004, we received, net of legal fees, $1.8 million from our insurance company in reimbursement for these expenses.

Amortization of Intangibles. Amortization of intangibles expense decreased 4% to $3.7 million, or 6% of revenue, for the year ended December 31, 2004 from $3.9 million, or 9% of revenue, for the comparable period in 2003. The decrease was primarily due to some assets reaching their final amortization period during 2004. The decrease was partially offset by additional amortization related to specifically identified intangibles associated with the acquisition of Red Sheriff in the fourth quarter of 2003.

Amortization of Stock-based Compensation. Stock-based compensation represents amortization of deferred service costs related to stock warrants which Nielsen Media Research exercised in December 1999. Amortization of stock-based compensation expenses decreased 17% to $7.6 million, or 13% of revenue, for the year ended December 31, 2004 from $9.1 million, or 22% of revenue, for the comparable period in 2003. The decrease is the result of reaching the final amortization period for the deferred service costs. As of December 31, 2004 the deferred service costs were fully amortized.

Equity in Earnings of Joint Ventures. Equity in earnings from joint ventures was $0.1 million for each of the years ended December 31, 2004 and 2003. In 2004, the equity in earnings from joint ventures primarily reflected our equity in the earnings of our joint venture in Italy, Red Sheriff S.r.l. (subsequently renamed NetRatings Italia S.r.l.), which was partially offset by losses related to Ibope eRatings, our Latin America joint venture, in the first quarter of 2004. As a result of the losses incurred by Ibope eRatings.com, our balance in our investment in Ibope eRatings.com was zero as of March 31, 2004, and therefore no losses were recorded after the first quarter of 2004. In 2003, the equity in earning from joint ventures reflected our equity in earnings (losses) related to Ibope eRatings, Mediametrie NetRatings and NetRatings Japan through the respective dates that we obtained majority ownership of each joint venture and, accordingly, we began consolidating their results of operations in our consolidated financial statements.

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

Minority Interest. Minority interest was $(242,000) and $455,000 for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, we held majority interests in Red Sheriff, NetRatings Japan and Mediametrie NetRatings. Red Sheriff had a negative equity balance on the date we acquired majority control of Red Sheriff and, therefore, we recognized 100% of the loss of Red Sheriff during the first half of 2004. Minority interest for the year ended December 31, 2003 primarily represented the minority interest in the net losses of NetValue and NetRatings Japan.

Operating Loss and Net Loss. Operating loss decreased 32% to $20.2 million, or 33% of revenue, for the year ended December 31, 2004 from $29.7 million, or 72% of revenue, for the year ended December 31, 2003. For the year ended December 31, 2004, our net loss decreased to $17.4 million, or $0.50 per share, on approximately 34.6 million weighted average shares outstanding, as compared with a net loss of $25.1 million, or $0.74 per share, on approximately 33.8 million weighted average shares outstanding, for the year ended December 31, 2003. The decreases in operating loss and net loss were primarily due to (i) increased revenue from organic growth and our acquisitions in 2003, (ii) decreased cost of revenue related to our NetView home and work panels and @Plan recruitment costs, (iii) decreased amortization of stock-based compensation, (iv) the litigation settlement recovery and (v) the reversal of restructuring expenses. These improvements to operating loss and net loss were partially offset by (i) increases in cost of revenue and operating expenses related to our acquisitions in 2003, (ii) additional quality assurance and research and development personnel primarily related to our MegaPanel service, (iii) lower interest income and (iv) higher expenses related to compliance with new corporate governance regulations, particularly Section 404 of the Sarbanes-Oxley Act of 2002.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

At December 31, 2005, the Company’s cash, cash equivalents and marketable securities were $180.3 million, compared with $197.6 million at December 31, 2004.

Cash used in operating activities was $1.2 million in 2005, due to our net loss of $8.4 million and cash used in working capital changes of $3.6 million, partially offset by non-cash expenses of $10.8 million. The non-cash expenses include $3.6 million for depreciation, $3.4 million for stock-based compensation, $2.8 million for amortization of intangible assets, $0.7 million related to minority interest, $0.3 million for provision for doubtful accounts, $0.1 related to utilization of net operating loss carryforwards of companies that we acquired and $(0.1) million related to equity in earnings of joint ventures. Cash used in operating activities was $13.4 million in 2004, due to our net loss of $17.4 million and cash used in working capital changes of $10.5 million, partially offset by non-cash expenses of $14.5 million. The non-cash expenses include $7.6 million for stock-based compensation, $2.8 million for depreciation, $3.7 million for amortization of intangible assets, $0.3 million for provision for doubtful accounts, $0.2 million related to minority interest and $(0.1) million related to equity in earnings of joint ventures. Cash used in operating activities was $17.1 million in 2003, due to our net loss of $25.1 million and cash used in working capital changes of $6.8 million, partially offset by non-cash expenses of $14.8 million. The non-cash expenses included $9.1 million for stock-based compensation, $2.1 million for depreciation, $3.9 million for amortization of intangible assets, $0.2 million for provision for doubtful accounts, $(0.4) million related to minority interest and $(0.1) million related to equity in earnings of joint ventures.

Net cash provided by investing activities during 2005 was $13.2 million, resulting from net purchases of our short-term investments of $19.2 million and the repayment of a loan to us from a related party in the amount of $1.2 million. These increases were partially offset by acquisitions of property and equipment of $5.4 million and cash paid for acquisitions, net of cash acquired, of $1.8 million. Net cash used in investing activities during 2004 was $20.6 million, resulting from cash paid for acquisitions, net of cash acquired, of $10.1 million, acquisitions of property and equipment of $4.8 million, loans to related parties of $0.7 million and net purchases of our short-term investments of $5.0 million. Net cash provided by investing activities during 2003 was $16.3 million, resulting from net sales of our short-term investments of $32.2 million and a decrease in loans to related parties of $0.4 million. The increase was partially offset by cash paid for acquisitions, net of cash acquired, of $14.5 million and acquisition of property and equipment of $1.8 million.

Net cash (used in) provided by financing activities totaled $(7.6), $16.8 million, and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In November 2005, we initiated a stock repurchase program, under which we were authorized to repurchase up to $25 million of our common stock in the open market or in privately negotiated transactions. In 2005, we used $13.5 million to repurchase 1.0 million shares of our common stock pursuant to this program. This use of cash in 2005 was partially offset by cash provided by the exercise of options and the purchase of stock through our stock plan and employee stock purchase plan. In 2004 and 2003, cash was provided primarily from the exercise of options and the purchase of stock through our stock plan and employee stock purchase plan. In the first quarter of 2006, we purchased an additional 0.9 million shares of stock for approximately $11.5 million.

The following summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$10,498	$3,150	$5,126	$2,222	—
Purchase Obligations*	16,160	8,709	7,162	289	—
Other Long-Term Liabilities Reflected on Our Balance Sheet Under GAAP	—	—	—	—	—
Total	$26,658	$11,859	$12,288	$2,511	—

*  The expected timing of payment of the purchase obligations set forth above, which consist primarily of panel and data center costs, is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

While we have historically made additional contributions to our majority owned subsidiaries and joint ventures, we are not contractually required to make such contributions. In the event of a request for a capital infusion, we have the option as to whether or not we participate in the round of funding. Should we elect not to participate, our equity position would be diluted in that joint venture.

We believe that our existing balances of cash, cash equivalents and marketable securities will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we had cash, cash equivalents and marketable securities of $180.3 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of December 31, 2005, our investments had a weighted-average time to maturity of approximately 156 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Declines of interest rates over time will reduce our interest income from our cash, cash equivalents and marketable securities and, accordingly, could adversely affect our net income and earnings per share. For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.6 million.

The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2005:

	Time to maturity
	One year or less	One to five years	Five to ten years	Greater than ten years	Total
	(in thousands, except percent data) (unaudited)
Cash and cash equivalents	$34,940	—	—	—	$34,940
Average interest rates	0.68%	—	—	—	0.68%
Marketable securities	$62,150	$30,893	$2,207	$50,062	$145,312
Average interest rates	2.77%	4.18%	4.25%	4.38%	3.65%

Marketable securities with a maturity date greater than one year and in a loss position as of December 31, 2005 are reported as long-term marketable securities on the balance sheet. All other marketable securities are reported as short-term marketable securities.

NetRatings historically adjusted its equity investments in Ibope eRatings.com and Red Sheriff S.r.l. based on its share of the net gains/losses recorded by these joint ventures. At December 31, 2004, Ibope eRatings.com and Red Sheriff S.r.l. were accounted for under the equity method. As a result of the losses incurred by Ibope eRatings.com, the balance in our investment in and our outstanding advances to Ibope eRatings.com were zero as of March 31, 2004, and therefore no losses have been recorded since the first quarter of 2004. We have no obligation to make additional investments in Ibope eRatings.com. On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l. (subsequently renamed NetRatings Italia S.r.l.) that we did not already own thereby increasing our ownership to 100% of the company. This resulted in NetRatings Italia’s operating results being reported in our consolidated results rather than in equity in earnings of joint ventures.

Revenues from outside of the United States accounted for approximately 53% of our total revenues in both 2005 and 2004. These international sales are typically denominated in the local currency of the relevant country, and the international expenses are also primarily incurred in the local currency. When we consolidate the financial results of our foreign operations, our financial results could be positively or negatively affected depending on changes in the relevant currency exchange rates. As a result, our financial results could be adversely affected by unfavorable exchange rate fluctuations. Fluctuations in currency exchange rates did not materially impact our net loss in 2005 or 2004. We have not entered into hedging transactions in order to mitigate the risk from currency fluctuations, but we might consider using currency forward contracts or other financial instruments commonly utilized to reduce financial market risk if it is determined by us that such instruments are appropriate to reduce currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETRATINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders,

NetRatings, Inc.

We have audited the accompanying consolidated balance sheets of NetRatings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of NetRatings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetRatings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NetRatings Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

March 9, 2006

New York, New York

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NetRatings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that NetRatings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NetRatings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NetRatings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NetRatings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NetRatings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

March 9, 2006

New York, New York

NETRATINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34,940	$33,234
Short-term marketable securities	116,731	112,961
Accounts receivable, net	16,537	13,679
Due from related party	—	1,170
Prepaid expenses and other current assets	3,867	3,106
Total current assets	172,075	164,150
Long-term marketable securities	28,581	51,407
Property and equipment, net	7,827	5,977
Intangibles, net	13,278	16,039
Goodwill	76, 856	74,897
Other assets	1,637	1,987
Total assets	$300,254	$314,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,914	$2,868
Accrued liabilities	11,436	8,727
Deferred revenue	12,666	11,435
Due to related parties	7,086	9,017
Restructuring liabilities	1,038	625
Total current liabilities	35,140	32,672
Restructuring liabilities, less current portion	418	799
Total liabilities	35,558	33,471
Minority interest	1,298	548
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000;
Issued shares: 37,838 and 37,181 at December 31, 2005 and 2004, respectively; outstanding shares: 35,189 and 35,681 at December 31, 2005 and 2004, respectively	38	37
Additional paid-in capital	450,100	436,845
Deferred compensation	(3,984)	—
Accumulated other comprehensive income	(1,441)	1,079
Treasury stock	(36,028)	(20,631)
Accumulated deficit	(145,287)	(136,892)
Total stockholders’ equity	263,398	280,438
Total liabilities and stockholders’ equity	$300,254	$314,457

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Revenue	$68,017	$59,294	$41,432
Cost of revenue	22,651	23,057	20,476
Gross profit	45,366	36,237	20,956
Operating expenses:
Research and development	11,580	12,029	9,998
Sales and marketing	25,718	22,801	17,125
General and administrative	12,130	12,588	10,539
Restructuring expenses	1,700	(525)	—
Litigation settlement recovery	—	(1,800)	—
Amortization of intangibles	2,761	3,742	3,898
Amortization of stock-based compensation*	3,377	7,587	9,105
Total operating expenses	57,266	56,422	50,665
Loss from operations	(11,900)	(20,185)	(29,709)
Equity in earnings of joint ventures	56	129	66
Interest income, net	4,519	2,879	4,053
Minority interest in net (income) losses of consolidated subsidiaries	(750)	(242)	455
Net loss before provision for income taxes	(8,075)	(17,419)	(25,135)
Provision for income taxes	(320)	—	—
Net loss	$(8,395)	$(17,419)	$(25,135)

Basic and diluted net loss per common share	$(0.23)	$(0.50)	$(0.74)

Shares used to compute basic and diluted net loss per common share	35,985	34,637	33,792

*Amortization of stock-based compensation:
Cost of revenue	$151	$7,587	$9,105
Research and development	429	—	—
Sales and marketing	1,381	—	—
General and administrative	1,416	—	—
Total	$3,377	$7,587	$9,105

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Deferred	Accumulated
			Additional	Compensation	Other				Total
	Common Stock		Paid-In	and	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Other Costs	Income (Loss)	Shares	Amount	Deficit	Equity

Balances at December 31, 2002	35,114	$35	$418,779	$(16,692)	$1,513	1,500	$(20,631)	$(94,338)	$288,666
Net loss	—	—	—	—	—	—	—	(25,135)	(25,135)
Unrealized loss from short-term investments	—	—	—	—	(1,307)	—	—	—	(1,307)
Change in accumulated translation adjustment	—	—	—	—	1,332	—	—	—	1,332
Comprehensive loss									(25,110)
Issuance of common stock for employee benefit plans	328	—	1,393	—	—	—	—	—	1,393
Amortization of deferred service costs	—	—	—	9,105	—	—	—	—	9,105
Balances at December 31, 2003	35,442	35	420,172	(7,587)	1,538	1,500	(20,631)	(119,473)	274,054
Net loss	—	—	—	—	—	—	—	(17,419)	(17,419)
Unrealized loss from short-term investments	—	—	—	—	(756)	—	—	—	(756)
Change in accumulated translation adjustment	—	—	—	—	297	—	—	—	297
Comprehensive loss									(17,878)
Issuance of common stock for employee benefit plans	1,739	2	16,547	—	—	—	—	—	16,549
Amortization of deferred service costs	—	—	—	7,587	—	—	—	—	7,587
Stock issued by majority owned subsidiary	—	—	126	—	—	—	—	—	126
Balances at December 31, 2004	37,181	37	436,845	—	1,079	1,500	(20,631)	(136,892)	280,438
Net loss	—	—	—	—	—	—	—	(8,395)	(8,395)
Unrealized gain from short-term investments	—	—	—	—	94	—	—	—	94
Change in accumulated translation adjustment	—	—	—	—	(2,614)	—	—	—	(2,614)
Comprehensive loss									(10,915)
Issuance of common stock for employee benefit plans	657	1	5,894	—	—	—	—	—	5,895
Stock repurchases	—	—	—	—	—	1,149	(15,397)		(15,397)
Deferred stock-based compensation	—	—	7,361	(7,361)	—	—	—	—	—
Amortization stock based compensation	—	—		3,377	—	—	—	—	3,377
Balances at December 31, 2005	37,838	$38	$450,100	$(3,984)	$(1,441)	2,649	$(36,028)	$(145,287)	$263,398

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(8,395)	$(17,419)	$(25,135)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquired businesses:
Depreciation	3,565	2,763	2,132
Equity in earnings of joint ventures	(56)	(129)	(66)
Provision for doubtful accounts	301	313	216
Stock-based compensation	3,377	7,587	9,105
Minority interest	750	242	(455)
Amortization of intangibles	2,761	3,742	3,898
Utilization of acquired net operating loss carryforwards	107
Changes in current assets and liabilities:
Accounts receivable	(2,560)	(3,807)	2,880
Prepaids, other current assets and other assets	(287)	(316)	2,156
Accounts payable	201	(379)	(5,884)
Accrued liabilities	(320)	(2,049)	(1,282)
Restructuring liabilities	32	(1,566)	(3,558)
Due to/from related parties	(1,860)	(3,406)	395
Deferred revenue	1,234	987	(1,545)
Net cash used in operating activities	(1,150)	(13,437)	(17,143)
INVESTING ACTIVITIES
Acquisition of property and equipment	(5,366)	(4,798)	(1,775)
Purchase of investments	(121,508)	(163,793)	(379,737)
Sale of investments	76,617	135,616	336,879
Maturities of investments	64,040	23,185	75,032
Loan to related parties	1,170	(712)	376
Acquisitions, net of cash acquired of $215, $0 and $2,375 in 2005, 2004 and 2003, respectively, and investment in joint ventures	(1,806)	(10,117)	(14,500)
Net cash provided by (used in) investing activities	13,147	(20,619)	16,275
FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,895	16,549	1,393
Proceeds from stock issued by majority owned subsidiary	—	247	—
Stock repurchases	(13,460)	—	—
Net cash (used in) provided by financing activities	(7,565)	16,796	1,393
Effect of exchange rate fluctuations	(2,726)	585	1,584
Net increase (decrease) in cash and cash equivalents	1,706	(16,675)	2,109
Cash and cash equivalents at beginning of period	33,234	49,909	47,800
Cash and cash equivalents at end of period	$34,940	$33,234	$49,909
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	$—	$—

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

NetRatings, Inc.

NetRatings, Inc. (“NetRatings” or the “Company”) is a provider of Internet audience measurement and analysis in the United States and around the world. All of the Company’s products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. The Company has a diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. A majority of the Company’s products and services are sold on an annual subscription basis. In 1998 and 1999, the Company formed strategic relationships with Nielsen Media Research, a provider of television audience measurement and related services in the United States, and ACNielsen, a global provider of market research information and analysis. The segment in which NetRatings currently operates is the market for providing media and market research focused on Internet audience behavior and activity. Almost all of the Company’s revenues are generated through the sale of products in this one segment.

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

Certain reclassifications have been made to prior year balances to conform with current year reporting classifications. The reclassifications include reclassification of marketable securities with a maturity date greater than one year and in a loss position to long-term marketable securities, and the reclassification of due from joint ventures to other assets.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of highly liquid investments including money market accounts, commercial paper, U.S. government and agency securities, and corporate notes with insignificant interest-rate risk and original maturities of three months or less at date of purchase. Cash and cash equivalents are stated at fair market value, which approximates cost.

Marketable securities consist principally of corporate notes, auction rate securities, euro dollar bonds, commercial paper and U.S. government and agency securities, all of which are carried at fair market value. NetRatings uses the specific identification method to compute realized gains and losses on its short-term investments.

Restricted cash included in other assets was $0.7 million and $0.8 million at December 31, 2005 and 2004, respectively.

Interest income was $5.0 million, $3.2 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

Capitalized Software

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software is included in property, plant and equipment and is depreciated when development is complete. Capitalized software costs for the years ended December 31, 2005, 2004 and 2003 were $1.7 million, $0.3 million and $0.2 million, respectively.

Impairment of Long-Lived Assets

The Company’s long lived assets include goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. NetRatings retains an independent appraisal firm which annually provides a valuation of the Company’s fair value, based on a discounted cash flow and comparable company analyses. The cash flow analysis requires significant judgment and estimates by management relating to assumptions about expected future operating performance and appropriate discount rates. An impairment loss is recorded if the estimated future cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. The estimate of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the Company’s business model and changes in operating performance. The Company performed its annual evaluation of goodwill and intangibles as of October 1, 2005 at which time no impairment was indicated. There has been no indication of impairment since October 1, 2005.

Other Assets

Other assets include (i) receivables from joint ventures, (ii) restricted cash related to the Company’s office leases in Seattle, New York, London and Sydney, (iii) long-term security deposits, (iv) investments in joint ventures and (v) other assets. Receivables from joint ventures, before reserves, totaled $0.9 million at December 31, 2005 and 2004.

Foreign Currency Translation

The Company applies SFAS No. 52, “Foreign Currency Translation”, with respect to its international operations. All assets and liabilities are remeasured at the current exchange rate at the end of the period, and revenues and expenses are remeasured at average exchange rates in effect during the period. The translation gain (loss) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars is included as a component of accumulated other comprehensive income in stockholders’ equity. Gains (losses) resulting from foreign currency transactions were not material in 2005, 2004 or 2003.

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Revenue from the Company’s syndicated and custom products are recognized ratably over the period in which the product or service is provided. Billings rendered in advance of services being performed are recorded as deferred revenue in the accompanying balance sheet. The Company will generate revenue in 2006 from the licensing of its patents and record the revenue in accordance with these four basic criteria.

Panel Costs

Costs of establishing and maintaining the Company’s panels, including the MegaPanel, are expensed as incurred and are included in cost of revenue in the accompanying consolidated statements of operations.

Advertising Expense

All advertising and promotion costs are expensed as incurred. Advertising and promotion costs, which are included in sales and marketing expense, were $0.4 million, $0.5 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

NetRatings accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income. At December 31, 2005, 2004 and 2003, NetRatings’ accumulated other comprehensive income included net unrealized losses from short-term investments of $0.8 million, $0.8 million and $0.1 million, respectively, and $0.6 million, $(1.9) million and $(1.6) million of losses (gains) on foreign currency translation adjustments, respectively.

Fair Value of Financial Instruments and Concentration of Credit Risk

The fair value of NetRatings’ cash and cash equivalents and short-term investments is based on quoted market prices. At December 31, 2005, the fair market value, cost and net unrealized loss of NetRatings’ short-term investments totaled $145.3 million, $146.1 million and $0.8 million, respectively. At December 31, 2004, the fair market value, cost and net unrealized loss of NetRatings’ short-term investments totaled $164.4 million, $165.2 million and $0.8 million, respectively. For the years ended December 31, 2005, 2004 and 2003, realized gains and losses were not material.

Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment-grade debt instruments, many of which are backed by the U.S. government or other government agencies. NetRatings conducts business with companies in various industries throughout the United States and internationally. NetRatings manages credit risk on accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts, and by providing appropriate allowances for uncollectible amounts. For the year ended December 31, 2005, NetRatings had bad debt write-offs of $0.3 million and reclassified $0.4 million related to reserves for other assets to other assets. For the year ended December 31, 2004, NetRatings had bad debt write-offs of $0.5 million and reclassified $0.3 million related to bad debt from deferred revenue. For the year ended December 31, 2003, NetRatings had bad debt write-offs of $0.1 million. At December 31, 2005 and 2004, the allowance for doubtful accounts was $0.6 million and $1.0 million, respectively.

Stock-Based Compensation

NetRatings accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and discloses the general and pro forma financial information required by SFAS No. 123, “Accounting for Stock-Based Accounting” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”).

Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information(a)	2005	2004	2003

Fair value per option(b)	$7.36	$4.34	$2.80
Valuation assumptions:
Expected option term (years)	2.38	2.32	2.36
Expected volatility	60%	60%	74%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.38%	2.77%	1.31%

(a)                                  Weighted averages of option grants during each period

(b)                                 Estimated using Black-Scholes option pricing model under the valuation assumptions indicated

For purposes of pro forma disclosures, the estimated fair value of the stock option and restricted stock awards is amortized to expense over the vesting period of the awards using the accelerated method. In connection with the Company’s Employee Stock Purchase Plan, the 15% discount to the share price on the date of purchase or the commencement of the purchase period, whichever is lower, and the fair value of the remainder of the purchase price, is treated as compensation expense for pro forma purposes. The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period (in thousands, except for earnings per share data):

	2005	2004	2003

Net loss, as reported	$(8,395)	$(17,419)	$(25,135)
Add: Stock-based employee compensation expense included in reported net loss	3,377	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,658)	(4,699)	(6,141)
Pro forma net loss	$(10,676)	$(22,118)	$(31,276)

Earnings per share:
Basic and diluted net loss per share, as reported	$(0.23)	$(0.50)	$(0.74)
Pro forma basic and diluted net loss per share	$(0.30)	$(0.64)	$(0.93)

The pro forma impact of compensation expense measured under SFAS 123 on the net loss for the years ended December 31, 2005, 2004 and 2003 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock grants.

Computation of Net Loss Per Common Share

NetRatings computes net loss per common share based on SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted weighted-average shares outstanding and net loss per share (in thousands, except per share amounts):

	2005	2004	2003

Net loss	$(8,395)	$(17,419)	$(25,135)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	35,985	34,637	33,792

Basic and diluted net loss per common share	$(0.23)	$(0.50)	$(0.74)

If NetRatings had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 1.0 million, 1.2 million and 0.2 million common equivalent shares related to outstanding stock awards not included above (determined using the treasury stock method) for the years ended December 31, 2005, 2004 and 2003, respectively.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the revenue recognition, collectibility of receivables, the valuation of fixed assets, goodwill, intangible assets, including depreciable lives assigned, marketable securities and income taxes, as well as the estimates and judgments relating to the valuation of certain liabilities, including restructuring liabilities, service periods for stock awards with performance criteria, and contingencies and litigation. NetRatings’ management bases its estimates and judgments about the carrying values of assets and liabilities on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123 and supersedes APB 25. SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period. The FASB required companies to adopt SFAS 123(R) no later than the first interim or annual period beginning after June 15, 2005.

The Company currently accounts for its stock-based awards to employees in accordance with APB 25 and disclose the general and pro forma financial information required by SFAS 123 and SFAS 148. Historically, the Company has used the Black-Scholes option pricing model to estimate the value of stock options granted to employees. SFAS 123(R) requires that all share-based payments granted prior to the adoption date that remain unvested at the adoption date be expensed over the remaining service period. The Company currently intends to adopt SFAS 123(R) using the modified-prospective method, and therefore the Company will begin expensing unvested options in the first quarter of 2006. The Company currently estimates the impact of adopting SFAS 123(R) for existing unvested options will be an expense of approximately $1.1 million for 2006.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard a grant date of an award exists if (i) the award is a unilateral grant and (ii) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company intends to adopt this standard when the Company adopts SFAS 123(R). The Company does not currently believe the adoption of FSP 123(R)-2 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). The Company is currently evaluating this transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company intends to adopt this pronouncement beginning in 2006 and does not currently believe that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had been recognized as other-than-temporary impairments in the Company’s available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2: Balance Sheet Details

Details of balance sheet items as of December 31, 2005 and 2004 are as follows (in thousands):

The following is a summary of estimated fair value of cash and cash equivalents and available for sale investments based on quoted market prices as of December 31, 2005 and 2004:

	2005	2004
Cash and cash equivalents	$34,940	$33,234
Available for sale investments:
Auction rate securities	54,070	49,013
Corporate notes	26,644	19,331
Commercial paper	2,018	1,992
Euro dollar bonds	23,248	41,608
Floating rate bonds	2,008	—
U.S. government and agency securities	37,324	52,424
Total available for sale investments	145,312	164,368
Total cash and cash equivalents and marketable securities	$180,252	$197,602

Cash and cash equivalents and marketable securities reported as:
Cash and cash equivalents	$34,940	$33,234
Short-term marketable securities	116,731	112,961
Long-term marketable securities	28,581	51,407
Total cash and cash equivalents and marketable securities	$180,252	$197,602

Property and equipment, net:

Computer equipment and software	$15,471	$15,279
Office equipment, furniture and fixtures	298	1,556
Leasehold improvements	990	782
	16,759	17,617
Less accumulated depreciation	(8,932)	(11,640)
Property and equipment, net	$7,827	$5,977

Accrued liabilities:

Accrued compensation	$5,981	$4,846
Accrual for stock repurchases	1,937	—
Acquisition related transaction costs	362	368
Other accrued liabilities	3,156	3,513
Accrued liabilities	$11,436	$8,727

Marketable securities with a maturity date greater than one year and in a loss position as of December 31, 2005 are reported as long-term marketable securities on the balance sheet. All other marketable securities are reported as short-term marketable securities.

Note 3: Acquisitions

In 2002 NetRatings acquired 86% of the capital stock of NetValue, S.A. (“NetValue”), an international provider of Internet audience measurement services. In the fourth quarter of 2003, NetValue’s stockholders approved a resolution to dissolve NetValue and take steps to voluntarily liquidate NetValue’s net assets. During the fourth quarter of 2003, NetRatings acquired the remaining net assets of NetValue, and the company was dissolved.

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

NetRatings increased its ownership in two of its joint ventures during 2003. In the second quarter of 2003, NetRatings increased its ownership in NetRatings Japan from 49% to 58%. In the fourth quarter of 2003, the Company increased its ownership in Mediametrie NetRatings, its joint venture in France, from 50% to 66%.

In December 2003, NetRatings acquired 58% of the common stock of Red Sheriff Ltd., a site-centric-based Internet audience measurement company. During the first half of 2004, NetRatings acquired the remaining shares of common stock in Red Sheriff thereby increasing its ownership to 100% of the company.

During the third quarter of 2004, NetRatings Japan sold a small ownership interest in NetRatings Japan to a third party for a total of $0.2 million. As a result of this transaction, the Company’s stockholders’ equity increased by $0.1 million, and its equity ownership in NetRatings Japan decreased from 58.2% to approximately 56.5%. On December 1, 2004, Red Sheriff K.K., a wholly-owned subsidiary of the Company, merged with and into NetRatings Japan, whereupon new shares of NetRatings Japan were issued to the Company. As a result, Red Sheriff K.K. became a wholly-owned subsidiary of NetRatings Japan. At the same time, NetRatings sold shares of NetRatings Japan to TransCosmos for a total of $0.8 million so that TransCosmos would maintain its existing stake in NetRatings Japan. As a result of these transactions, NetRatings increased its ownership of NetRatings Japan to 56.8%. These transactions resulted in a net decrease to goodwill of $0.8 million related to the acquisition of Red Sheriff.

On February 25, 2005, NetRatings acquired the remaining 50% of its Italian joint venture, Red Sheriff S.r.l., for approximately $2.0 million in cash, resulting in an increase to goodwill of approximately $1.9 million. Red Sheriff S.r.l. was subsequently renamed NetRatings Italia S.r.l.

NetRatings accounts for its acquisitions under the purchase method. The allocation of purchase price related to the acquisitions reflects the fair value of the acquired assets and liabilities. The results of operations of each acquired entity are reflected in the consolidated results of operations beginning on their respective acquisition dates. Prior to the Company’s majority ownership of NetRatings Italia S.r.l., NetRatings Japan and Mediametrie NetRatings, NetRatings recorded its equity share of these joint venture’s gains or losses in equity in earnings (losses) of joint venture. Effective May 2003, November 2003 and February 2005, the financial results of NetRatings Japan, Mediametrie NetRatings and NetRatings Italia S.r.l., respectively, are consolidated into the Company’s consolidated financial statements.

Results of operations for each of the acquired companies are included prospectively from the date of acquisition. Pro forma results of operations reflecting the 2003-2005 acquisitions have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to the Company’s results of operations.

Note 4: Goodwill and Intangible Assets

During the first quarter of 2005, NetRatings finalized the purchase price allocation related to Red Sheriff, resulting in a net increase to goodwill of approximately $0.2 million. On February 25, 2005, NetRatings acquired the remaining 50% of its Italian joint venture, Red Sheriff S.r.l., for approximately $2.0 million in cash, resulting in an increase to goodwill of approximately $1.9 million. During 2005, NetRatings used net operating loss carryforwards of acquired companies, resulting in a decrease in goodwill of $0.1 million.

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

Goodwill and other intangible assets along with their weighted average life, at December 31, 2005 and 2004, consisted of the following (in thousands, except weighted average life):

	December 31, 2005
	Gross carrying amount	Accumulated amortization	Net	Weighted average life

Intangible assets continuing to be amortized:
Core technologies	$5,482	$2,691	$2,791	7
Customer contracts	4,940	3,740	1,200	3
Patents and other	15,682	6,395	9,287	11
Total	$26,104	$12,826	13,278
Goodwill			76,856
Total goodwill and other intangible assets			$90,134

	December 31, 2004
	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$1,908	$3,574	7
Customer contracts	4,940	3,140	1,800	3
Patents and other	15,682	5,017	10,665	11
Total	$26,104	$10,065	16,039
Goodwill			74,897
Total goodwill and other intangible assets			$90,936

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2006: $2.4 million; 2007: $2.4 million; 2008: $1.8 million; 2009: $1.4 million; and 2010: $1.1 million.

Note 5: Restructuring and Other Expenses

During the first quarter of 2002, NetRatings’ management approved and initiated a restructuring plan intended to streamline its business to focus on core products, refine its product line and consolidate space at its Milpitas, California facility. Accordingly, NetRatings recognized a restructuring charge of approximately $6.9 million during the first quarter of 2002. The restructuring plan involved (i) the termination of 40 employees worldwide, all of whom were terminated as of December 31, 2002; (ii) lease termination costs and other costs associated with vacating certain facilities and abandoning certain long-lived assets; and (iii) costs incurred for discontinuation of certain services. Also, in connection with its acquisitions completed in 2002 and 2003, NetRatings established additional restructuring liabilities of approximately $8.6 million. These restructuring plans involved (i) the termination of 95 employees worldwide, all of whom were terminated as of December 31, 2004; (ii) amounts accrued related to ongoing lease obligations for vacated properties; and (iii) costs related to contractual obligations or payments for certain products and/or projects which were eliminated as of the acquisition dates. During 2003, the Company made adjustments to the purchase price allocation of the acquisitions made in 2002, resulting in a net decrease to goodwill of $0.6 million. During 2002 and 2003, $11.5 million of restructuring liabilities had been paid, resulting in a remaining balance of $3.4 million as of December 31, 2003.

During 2004, the Company made adjustments to the purchase price allocation for Red Sheriff and finalized the purchase price allocations of acquisitions made in 2003, resulting in net decreases in restructuring liabilities of approximately $0.4 million. These adjustments include decreases in severance related liabilities that will not be paid and adjustments to estimates relating to idle facility lease commitments, all of which were adjusted to goodwill.

During the first quarter of 2004, the Company negotiated an amendment to the lease for its offices in Milpitas, California, which included a release from its obligations for the abandoned portion of the facility. This resulted in a reversal of restructuring expense of $0.5 million, which is included in restructuring expenses in the accompanying consolidated statement of operations.

In the third quarter of 2005, NetRatings’ management approved and initiated a restructuring plan primarily intended to streamline its European operations. The 2005 restructuring plan includes the termination of 10 employees related to relocating engineering operations in Europe to the United States and the elimination of certain management positions, all of which were terminated as of December 31, 2005. As a result of the 2005 restructuring plan, the Company recorded a restructuring charge of $1.7 million for severance costs in 2005.

The following tables summarize activity associated with the restructuring plans and other severance for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Balance December 31, 2004	Additions	Utilized Cash	Adjustments	Balance December 31, 2005

Employee severance benefits	$—	$1,700	$(1,001)	$—	$699
Lease commitments and related write-down of property and equipment	1,424	—	(667)	—	757
Total	$1,424	$1,700	$(1,668)	$—	$1,456

	Balance December 31, 2003	Additions Related to Acquisitions	Utilized Cash	Adjustments	Balance December 31, 2004

Employee severance benefits	$144	$—	$(144)	$—	$—
Costs incurred due to discontinuation of certain services and other expenses	63	—	(63)	—	—
Lease commitments and related write-down of property and equipment	3,184	—	(834)	(926)	1,424
Total	$3,391	—	$(1,041)	$(926)	$1,424

The long-term portion of restructuring liabilities on the consolidated balance sheet relates to idle facility lease commitments, which are estimated to be completed by the first quarter of 2008.

Note 6: Litigation Settlement Recovery

In 2002, NetRatings expensed costs related to the settlement in 2002 of a patent infringement lawsuit against the Company by Jupiter Media Metrix, Inc. In the second quarter of 2004, NetRatings received, net of legal fees, $1.8 million from the Company’s insurance company in reimbursement for these costs.

Note 7: Stockholders’ Equity

Common Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 200 million shares of common stock. At December 31, 2005, 37.8 million shares of common stock were issued and 35.2 million shares were outstanding. The Company issued 0.7 million and 1.7 million shares of common stock during 2005 and 2004, respectively, in connection with the Company’s stock compensation plans.

Common Stock Repurchases/Treasury Stock

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

On November 3, 2005, the Company announced that its Board of Directors authorized a stock repurchase program. Under this program, the Company was authorized to repurchase up to $25 million of the Company’s common stock in the open market or in privately negotiated transactions. As of December 31, 2005, the Company repurchased approximately 1.1 million shares of common stock for an aggregate cost, including commissions,  of $15.4 million, or an average of $13.40 per share. At December 31, 2005, $13.5 million of the stock repurchase was paid in cash and $1.9  million was included in accrued liabilities. During the first quarter of 2006, the Company repurchased an additional 0.8 million shares for an aggregate cost, including commissions, of $9.6 million.

Stock Plan

In 1998, NetRatings adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, up to 1.2 million shares of NetRatings’ common stock were initially reserved for issuance. Subsequently, an additional 7.3 million shares of NetRatings’ common stock were reserved under the Plan. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options generally vest over a four-year period and have a maximum term of ten years. In addition to the options granted pursuant to the Plan, the Company assumed a total of 26,000 options in connection with the Company’s purchase in 2002 of the remaining 80.1% interest in eRatings.

In 2005, the Company’s Board of Directors and stockholders approved the Amended and Restated 1998 Stock Plan (the “Amended Plan”). Under the Amended Plan, the Company is authorized to issue restricted stock (as well as other equity-based compensation) to the Company’s employees and members of the Board of Directors. In 2005, the Company issued, net of forfeitures, approximately 492,000 shares of restricted stock with a fair market value at the time of issuance of approximately $7.4 million. The restricted stock issued to members of the Board of Directors vests ratably in equal annual installments over 2 years, while the restricted stock issued to the Company’s non-executive employees vests ratably in equal annual installments over 3 years. The restricted stock issued to the Company’s executive officers vests in its entirety on the third anniversary of the date of grant but vesting can be accelerated if specific performance criteria are achieved. The restricted stock has voting rights until canceled. The compensation expense related to these restricted stock awards is amortized over the term of the restricted stock awards using the accelerated graded vesting method in accordance with APB No. 25 and FASB Interpretation No. 28.

Information with respect to the Plan and Amended Plan activity is summarized as follows:

			Stock Options Outstanding
	Available for Grant	Number of Restricted Stock Awards	Number of Stock Options	Price Per Share			Weighted-Average Exercise Price
Balance at December 31, 2002	1,187,000	—	4,476,000	$0.10	-	$106.83	$11.66
Authorized	1,000,000	—	—	—		—	—
Granted	(1,692,000)	—	1,692,000	$5.82	-	$11.39	$6.16
Exercised	—	—	(232,000)	$0.10	-	$10.31	$4.20
Canceled	903,000	—	(903,000)	$0.10	-	$106.83	$11.03
Balance at December 31, 2003	1,398,000	—	5,033,000	$0.10	-	$106.83	$10.00
Granted	(1,208,000)	—	1,208,000	$10.72	-	$20.00	$11.29
Exercised	—	—	(1,649,000)	$0.10	-	$17.13	$9.63
Canceled	481,000	—	(481,000)	$5.40	-	$106.83	$10.81
Balance at December 31, 2004	671,000	—	4,111,000	$0.10	-	$106.83	$10.43
Granted	(647,000)	545,000	102,000	$18.25		$18.25	$18.25
Exercised	—	—	(581,000)	$0.10	-	$15.68	$8.73
Released from restriction	—	(7,000)	—	—		—	$—
Canceled	575,000	(53,000)	(522,000)	$5.40	-	$106.83	$12.66
Balance at December 31, 2005	599,000	485,000	3,110,000	$0.10	-	$106.83	$10.64
Options exercisable at:
December 31, 2003			2,023,000				$11.62
December 31, 2004			1,618,000				$11.09
December 31, 2005			2,176,000				$11.19

The following table summarizes information concerning options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Number of Shares	Weighted- Average Exercise Price

$0.10 - $5.40	62,000	$4.37	5.55	50,000	$4.13
$5.82 - $5.82	548,000	$5.82	7.19	273,000	$5.82
$5.84 - $9.15	343,000	$7.44	6.65	216,000	$7.65
$9.29 - $11.02	166,000	$10.39	6.26	137,000	$10.49
$11.05 - $11.05	684,000	$11.05	8.24	255,000	$11.05
$11.20 - $12.08	361,000	$11.65	6.03	339,000	$11.65
$12.12 - $12.375	89,000	$12.32	5.67	85,000	$12.33
$12.51 - $12.51	456,000	$12.51	5.83	456,000	$12.51
$12.60 - $15.68	327,000	$13.87	5.88	311,000	$13.87
$16.29 - $106.83	74,000	$30.32	6.09	54,000	$30.34
$0.10 - $106.83	3,110,000	$10.64	6.74	2,176,000	$11.19

Shares Reserved for Future Issuance

NetRatings has reserved shares of common stock for future issuance as of December 31, 2005 and December 31, 2004 as follows:

	2005	2004
Stock options outstanding	3,110,000	4,111,000
Stock options and restricted stock available for grant	599,000	671,000
Employee stock purchase plan	181,000	250,000

The pro forma information, as required by SFAS 123 and SFAS 148, regarding net loss and loss per share determined as if the Company had accounted for its stock-based awards under the fair value method of accounting is presented in Note 1 to these consolidated financial statements.

1999 Employee Stock Purchase Plan

In 1999, NetRatings’ Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings’ initial public offering of its common stock. NetRatings initially reserved a total of 0.3 million shares of common stock for issuance under the plan, which is cumulatively increased on January 1 of each year through January 1, 2010 by an amount equal to the lesser of (i) 0.5 million shares, (ii) 2% of the number of shares of common stock that were issued and outstanding on the preceding December 31 or (iii) a lesser amount determined by the Company’s Board of Directors. The Board of Directors approved an increase of 212,297 shares in November 2004. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the date of purchase. All NetRatings’ employees are eligible to participate in the Employee Stock Purchase Plan except employees who (i) normally work 20 hours or less per week; (ii) normally work 5 months or less per year; or (iii) are 5% or greater shareholders of NetRatings. Eligible employees may contribute from 1%-15% of their after tax compensation from each paycheck during each 6 month purchase period. However, no person may purchase more than 2,500 shares on a purchase date. Furthermore, pursuant to the Internal Revenue Code, no person may purchase stock under the Plan valued at more than $25,000 in any calendar year. Shares issued under the employee stock purchase plan totaled 68,656 and 90,783 in 2005 and 2004, respectively.

Deferred Service Costs

In 1999, NetRatings recorded a deferred charge totaling $46.7 million representing the value of warrants issued to Nielsen Media Research, which were exercised in December 1999. The value of the warrants was determined using the Black-Scholes valuation model and was amortized to operating expense through December 31, 2004. Amortization expense was $7.6 million and  $9.1 million for the years ended December 31, 2004 and 2003, respectively, and is included in stock-based compensation in the accompanying consolidated statements of operations. As of December 31, 2004, the deferred service costs had been fully amortized.

Note 8: Joint Ventures

In June 1999, NetRatings granted a license for the use of its proprietary software to NetRatings Japan, in which it held a direct ownership interest of approximately 49%. The joint venture was formed to adapt, market, service and sell interactive media and market research data in Japan. NetRatings made a capital contribution of $1.3 million for the year ended December 31, 2001. On April 1, 2003 NetRatings increased its ownership in NetRatings Japan to 58% for an additional investment of approximately $1.1 million. Prior to 2003, this investment was accounted for using the equity method, and, therefore, the Company’s investment was reduced for its pro-rata share of NetRatings Japan’s losses. Effective April 1, 2003, the Company consolidates the results of operations and financial position of NetRatings Japan in its consolidated financial statements.

In January 2000, NetRatings established a joint venture in France, Mediametrie NetRatings, in which it held a 30% ownership interest. On May 7, 2002, NetRatings increased its ownership in Mediametrie NetRatings to 50% as a result of the Company’s acquisition of ACNielsen eRatings.com, which held a 20% ownership interest in Mediametrie NetRatings. Mediametrie NetRatings is responsible for building and maintaining a French audience measurement panel. Effective November 1, 2003, NetRatings increased its ownership in Mediametrie NetRatings to 66% in exchange for the fair value of customer contracts assigned to Mediametrie NetRatings in 2003 and 2002. Prior to 2003, this investment was accounted for using the equity method, and, therefore, the Company’s investment was reduced for its pro-rata share of Mediametrie NetRatings’ earnings/losses. Effective November 1, 2003, the Company consolidates the results of operations and financial position for Mediametrie NetRatings in its consolidated financial statements.

On May 7, 2002, NetRatings acquired a 49% stake in Ibope eRatings.com, its Latin America joint venture, through the acquisition of ACNielsen eRatings.com and recorded this investment using the equity method. In accordance with APB 18, the Company recorded losses to the extent of its investments and outstanding advances, thereby reducing its investment in Ibope eRatings.com to zero in the first quarter of 2004. In addition, NetRatings has no financial support commitments to Ibope eRatings.com and therefore do not presently recognize its share of Ibope eRatings.com’s net losses in NetRatings’ consolidated financial statements.

In connection with NetRatings acquisition of Red Sheriff in December 2004, NetRatings acquired a 50% stake in NetRatings Italia S.r.l. At the end of the first quarter in 2005, the Company purchased the remaining 50% interest in NetRatings Italia S.r.l., which resulted in its results of operations being reported in NetRatings’ consolidated results rather than in equity in earnings of joint ventures. As a result, the Company’s sole remaining joint venture relationship is Ibope eRatings.com.

The transactions between the Company and Ibope eRatings.com, as well as the Company’s majority owned subsidiaries prior to consolidation, involve the allocation of revenue and expense. Revenue from Internet audience measurement services, which can either be sold by NetRatings or the joint venture partner, is allocated between the two parties based on the location of the customer and the location of the panel whose data is used in the service. NetRatings records commission revenue and expense related to these sales ratably over the period of the contract in the revenue and cost of revenue lines in its statement of operations.

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

The Company’s joint ventures pay the Company a royalty for the use of its technology. This royalty revenue is based on a percentage of each sale made by the Company’s equity method investees pursuant to each joint venture’s operating agreement. This revenue is recognized ratably over the period of the contract in the Company’s consolidated statement of operations.

NetRatings also provides data hosting and support services to the joint ventures, including data center operations and engineering expertise. Reimbursements from joint ventures related to these services, and such reimbursements have been netted against the respective expense categories in the accompanying consolidated statements of operations.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded the following transactions related to its equity owned joint ventures:

	2005	2004	2003
	(in thousands)
Revenue	$91	$73	$298
Commission expense	58	52	191
Royalty revenue	36	79	190
Reimbursement for data hosting and support services	135	135	447

The transactions between the Company and its joint ventures relating to allocation of revenue, payment of a technology royalty and data hosting and support services described in this Note 8 are included in the operating statement of the Company’s equity method joint ventures as well. The Company records its percentage of the joint venture’s net profit (loss) in the net equity in earnings (losses) of joint ventures line of the accompanying statement of operations.

Note 9: Related Party Transactions

In August 1999, NetRatings entered into an operating agreement with Nielsen Media Research. Under the terms of the operating agreement, NetRatings paid Nielsen Media Research a 35% commission for selling services to certain customers. In May 2002, this agreement was amended to provide that, in lieu of paying commissions, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings’ products and services. This expense totaled approximately $0.3 million, $0.5 million, and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NetRatings is also charged by Nielsen Media Research for the costs of maintaining the U.S. home and at-work NetView panels. These costs totaled $2.5 million, $3.1 million and $4.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in cost of revenue in the accompanying consolidated statements of operations.

In the fourth quarter of 2003, Nielsen Media Research started providing services to recruit and survey respondents for NetRatings’ @Plan service. The cost incurred for these services was $2.4 million, $2.2 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in cost of revenue in the accompanying consolidated statement of operations.

In March 2004, NetRatings engaged Nielsen Media Research to provide technology hosting services for its U.S. data center operations. The cost incurred in 2005 and 2004 for these services was $0.6 and $0.3 million, respectively, and is included in cost of revenue in the accompanying consolidated statement of operations.

As of December 31, 1999, Nielsen Media Research became a wholly owned subsidiary of VNU N.V. (“VNU”). As Nielsen Media Research is a majority stockholder of NetRatings, its parent company, VNU, is required to consolidate NetRatings’ operating results with its own for financial reporting purposes. As of December 31, 2005 and 2004, VNU owned, through its subsidiaries, approximately 60% of the outstanding common stock of NetRatings.

The Company obtains its directors and officers, property, general and workers compensation insurance through VNU. The cost incurred for these services was approximately $0.2 million for each of the three years ended December 31, 2005, 2004 and 2003.

Since May 2002, ACNielsen has provided back office services for the Company’s international operations, other than those previously operated by Red Sheriff. These services include payment of all international operating expenses for which NetRatings reimburses ACNielsen on a quarterly basis. Fees related to these back office services were approximately $0.9 million, $0.8 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company is currently in the process of transitioning these services out of ACNielsen and it expects to complete the transition by the end of 2006. NetRatings also rents office space in ACNielsen offices for some of its international sales offices. Charges related to this office space and related office expenses approximated $0.4 million for each of the years ended December 31, 2005, 2004 and 2003.

Mediametrie is the minority shareholder of Mediametrie NetRatings. In January 2005, Mediametrie started performing custom research services for Mediametrie NetRatings. The cost incurred for these services was $0.4 million for the year ended December 31, 2005.

As of December 31, 2004, the Company was owed $1.2 million from related parties, which represented a loan made by NetRatings Japan to TransCosmos, one of its minority shareholders. The $1.2 million loan was paid in the second quarter of 2005. The loan receivable of $0.5 million from TransCosmos at December 31, 2003 was paid in full in the second quarter of 2004.

The following is a summary of amounts due to related parties as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Due to VNU and its affiliates	$6,317	$8,599
Due to joint venture partners	549	418
Due to Mediametrie	220	—
Due to related parties	$7,086	$9,017

Note 10: Commitments and Contingencies

Leases

As of December 31, 2005, non-cancelable operating lease agreements with terms in excess of one year were as follows (in thousands):

Year ending December 31:

2006	$3,150
2007	3,045
2008	2,081
2009	1,706
2010 and thereafter	516
Total minimum lease payments	$10,498

Future rent payments related to idle facility space, net of sub-lease income, of $0.8 million are included in restructuring liabilities (Note 5). Sub-lease rental payments were $0.1 million, $0 and $0, for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent expense was $3.1 million, $3.1 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation

Securities Class Action

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

Similar allegations were made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on

November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceedings and its outcome is adverse to us and if we are required to pay significant monetary damages, an adverse outcome could materially affect our results of operations and financial position.

Patent Litigation

In the first half of 2005, NetRatings decided to launch a coordinated program to enforce its intellectual property rights against various companies that operate in the Web analytics, online advertising and related Internet technology fields. The patent enforcement program contemplates both negotiating patent licensing deals outside the litigation context and initiating patent infringement lawsuits where it is believed such a step is necessary to enforce our intellectual property rights. Pursuant to this patent enforcement program, in 2005 and 2006 NetRatings filed patent infringement lawsuits against six Web analytics companies (Omniture, Inc., Coremetrics, Inc., SageMetrics, Corp., Sane Solutions, LLC, Visual Sciences, LLC and WebSideStory, Inc.). Each of the complaints filed in these lawsuits alleged that the defendant infringes multiple patents owned or controlled by NetRatings which relate generally to the collection, analysis and reporting of information concerning computer usage activity. Each of the complaints seeks, among other things, injunctive relief enjoining further infringement of such patents as well as compensatory and other damages. In the fourth quarter of 2005, NetRatings and Visual Sciences settled their patent infringement litigation, and in the first quarter of 2006 NetRatings settled the actions it had brought against Omniture and SageMetrics. Under each of these settlements, NetRatings has licensed certain of its patents in exchange for license or royalty fees payable to NetRatings.

In February 2006, WebSideStory filed a patent infringement lawsuit against NetRatings in the United States District Court for the Southern District of California. This lawsuit alleges that NetRatings infringes a patent owned by WebSideStory and is seeking unspecified monetary damages and injunctive relief. While NetRatings believes this lawsuit is without merit, it cannot assure you that it will prevail in this litigation. NetRatings also cannot estimate the financial impact to the company in the event that it does not prevail in defending this lawsuit.

Note 11: Industry Segment and Foreign Operations

NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. The Company’s geographic regions include the United States (US), Europe, Middle East and Africa (EMEA), and Asia Pacific and Latin America (APLA). Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.

The following table sets forth revenue and property and equipment by geographic region:

	For the year ended December 31, 2005 *
	US	EMEA	APLA	Total

Revenue	$31,734	$21,551	$14,732	$68,017
Property and equipment*	4,394	1,153	2,280	7,827

	For the year ended December 31, 2004 *
	US	EMEA	APLA	Total
Revenue	$28,059	$19,432	$11,803	$59,294
Property and equipment*	2,534	1,712	1,731	5,977

	For the year ended December 31, 2003 *
	US	EMEA	APLA	Total
Revenue	$25,651	$12,719	$3,062	$41,432
Property and equipment*	1,814	1,164	965	3,943

* The amounts indicated for property and equipment are as of December 31, 2005, 2004 and 2003, respectively.

Note 12: Income Taxes

No income tax expense was recorded for the years ended December 31, 2004 and 2003. The components of the provision for income taxes for the year ended December 31, 2005 are as follows (in thousands):

2005
Current:
Federal	$—
State	—
Foreign	320
320
Deferred:
Federal	—
State	—
Foreign	—
—
Total tax provision	$320

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows:

	2005	2004	2003
	(in thousands)
Income tax benefit at federal statutory rate	$(3,291)	$(6,097)	$(8,819)
Amortization of deferred stock compensation	—	2,655	3,058
Losses on joint ventures	—	5	23
Net operating losses and other	5,064	6,510	5,866
Stock option deductions	(1,773)	(3,073)	(128)
Foreign taxes	320	—	—
Total	$320	$—	$—

Significant components of NetRatings’ net deferred tax assets are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$33,185	$31,313
Tax credit carryforwards	1,061	1,061
Reserves and accrued costs and expenses not currently deductible	2,535	(192)
Asset write-offs not currently deductible	1,834	1,834
	38,615	34,016
Deferred tax liabilities:
Fixed assets and intangibles	(773)	1,047
Total deferred tax assets	37,842	32,969
Valuation allowance for deferred tax assets	(37,842)	(32,969)
Net deferred tax assets	$—	$—

SFAS 109 provides for the recognition of deferred tax assets if it is more likely than not that such assets will be realized. Based upon the weight of available evidence, which includes NetRatings’ historical operating performance and the reported cumulative net losses in all prior years, NetRatings has provided a full valuation allowance against its net deferred tax assets. NetRatings will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The net valuation allowance increased by $4.9 million, $2.0 million and $5.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $8.9 million and $7.2 million of the valuation allowance at

December 31, 2005 and 2004, respectively, is attributable to stock option deductions, the benefit of which will be credited to paid-in capital if and when realized.

As of December 31, 2005, NetRatings had net operating loss carryforwards for federal and state tax purposes of approximately $87.3 million and $45.7 million, respectively, and federal and state research and development tax credit carryforwards of approximately $0.6 million. The federal and state net operating loss and tax credit carryforwards begin to expire in 2017 if not utilized, and the state net operating losses begin to expire in 2007 if not utilized. The state tax credits may be carried forward indefinitely.

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

Note 13. Other-Than-Temporary Impairment and Its Application to Certain Investments

The gross unrealized losses related to NetRatings’ portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2005. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2005 are temporary in nature. NetRatings has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and NetRatings’ ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

There were no unrealized gains as of December 31, 2005. The following table sets forth the unrealized losses for NetRatings investments as of December 31, 2005 (in thousands, except percentage data):

	In Loss Position Less than 12 Months		In Loss Position 12 Months or Longer		Total In Loss Position
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Commercial paper	$1,995	$(5)	$—	$—	$1,995	$(5)
Corporate notes	8,103	(52)	17,123	(179)	25,226	(231)
Auction rate securities	—	—	999	(1)	999	(1)
Euro dollar bonds	17,287	(124)	5,538	(103)	22,825	(227)
Floating rate bonds	2,003	(2)	—	—	2,003	(2)
Government securities	32,256	(244)	4,921	(78)	37,177	(322)
Total temporarily impaired securities	$61,644	$(427)	$28,581	$(361)	$90,225	$(788)

Securities unrealized loss percent to fair value		0.70%		1.26%		0.87%

There were no unrealized gains as of December 31, 2004. The following table sets forth the unrealized losses for NetRatings investments as of December 31, 2004 (in thousands, except percentage data):

	In Loss Position Less than 12 Months		In Loss Position 12 Months or Longer		Total In Loss Position
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Commercial paper	—	—	$1,976	$(24)	$1,976	$(24)
Corporate notes	$12,410	$(101)	6,582	(34)	18,992	(135)
Euro dollar bonds	28,773	(172)	11,727	(86)	40,500	(258)
Government securities	21,086	(109)	31,122	(378)	52,208	(487)
Total temporarily impaired securities	$62,269	$(382)	$51,407	$(522)	$113,676	$(904)

Securities unrealized loss percent to fair value		0.61%		1.01%		0.79%

The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2005:

	Time to maturity
	One year or less	One to five years	Five to ten years	Greater than ten years	Total
	(in thousands, except percent data) (unaudited)
Cash and cash equivalents	$34,940	—	—	—	$34,940
Average interest rates	0.68%	—	—	—	0.68%
Short term investments	$62,150	$30,893	$2,207	$50,062	$145,312
Average interest rates	2.77%	4.18%	4.25%	4.38%	3.65%

Marketable securities with a maturity date greater than one year and in a loss position as of December 31, 2005 are reported as long-term marketable securities on the balance sheet. All other marketable securities are reported as short-term marketable securities.

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

Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As disclosed in our quarterly report on Form 10-Q filed on November 9, 2005, the Company determined that its consolidated financial results for the three and six month periods ended June 30, 2005 required restatement due to errors in calculating the amount of the amortization of stock-based compensation for such periods. As a result of these errors, the Company determined that it had an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. During the fourth quarter of 2005, the Company revised its internal control over financial reporting and has concluded that the appropriate remedial steps to address the material weakness have been implemented.

Internal Control over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of the Company’s internal control over financial reporting as stated in their report.

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

(a) The following documents are filed as a part of this report:

(1)                                  Financial Statements:

See Index to Consolidated Financial Statements at page 35 of this report.

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

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Pulver	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2006
William Pulver

/s/ Todd Sloan	Executive Vice President Corporate Development, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2006
Todd Sloan

/s/ John Dimling	Chairman of the Board	March 16, 2006
John A. Dimling

/s/ David H. Harkness	Director	March 16, 2006
David H. Harkness

/s/Arthur F. Kingsbury	Director	March 16, 2006
Arthur F. Kingsbury

/s/ Thomas A. Mastrelli	Director	March 16, 2006
Thomas A. Mastrelli

/s/ D. Scott Mercer	Director	March 16, 2006
D. Scott Mercer

/s/ James M. O’Hara	Director	March 16, 2006
James M. O’Hara

/s/ Jerrell W. Shelton	Director	March 16, 2006
Jerrell W. Shelton

/s/ Susan D. Whiting	Director	March 16, 2006
Susan D. Whiting

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.7(1)	Form of Share Purchase Agreement between NetRatings, Inc. and certain Red Sheriff shareholders.
3.1(2)	Restated Certificate of Incorporation of Registrant.
3.2(3)	Amended and Restated By-Laws of Registrant.
*10.1(4)	Amended and Restated 1998 Stock Plan, including form of restricted stock agreement.
*10.2(5)	1999 Employee Stock Purchase Plan.
*10.3(6)	Form of Director Retention Agreement.
*10.4(7)	Employment Offer Letter with Bill Pulver dated November 1, 2001.
*10.5(8)	Employment Offer Letter with Todd Sloan dated February 28, 2002.
10.10(9)	Operating Agreement between Registrant and Nielsen Media Research dated as of August 15, 1999.
10.11(10)	Software License Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.12(11)	Panel Maintenance Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.13(12)	NMR Commissions Agreement by and between NetRatings, Inc. and Nielsen Media Research, Inc., dated as of May 7, 2002.
10.14(13)	Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended).
10.15(14)	Services Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.16(15)	Post-Closing Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.17(16)	Agreement of Reimbursement by and between NetRatings, Inc. and ACNielsen Corporation, dated as of May 7, 2002.
10.18(17)	Agreement of Reimbursement by and between NetRatings, Inc. and VNU, Inc., dated as of May 7, 2002.
10.19(18)	Sub-sublease dated September 13, 2002.
*10.20(19)	Employment Offer Letter with Forrest Didier dated April 29, 2005.
*10.21 (20)	Employment Offer Letter with John Kleine dated August 5, 2005.
*10.22	Separation Agreement and Mutual Release, dated January 1, 2006, between NetRatings, Inc. and George Durney.
*10.23	Compromise Agreement, dated February 17, 2006, between NetRatings UK Limited and David Day.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(4)                                  Incorporated by reference to exhibit number 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(5)                                  Incorporated by reference to exhibit number 10.2 to the 1999 Registration Statement.

(6)                                  Incorporated by reference to exhibit number 10.3 to the 1999 Registration Statement.

(7)                                  Incorporated by reference to exhibit number 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(8)                                  Incorporated by reference to exhibit number 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2002.

(9)                                  Incorporated by reference to exhibit number 10.9 to the 1999 Registration Statement.

(10)                            Incorporated by reference to exhibit number 10.16 to the 1999 Registration Statement.

(11)                            Incorporated by reference to exhibit number 10.17 to the 1999 Registration Statement.

(12)                            Incorporated by reference to exhibit number 10.38 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(13)                            Incorporated by reference to exhibit number 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(14)                            Incorporated by reference to exhibit number 10.35 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(15)                            Incorporated by reference to exhibit number 10.36 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(16)                            Incorporated by reference to exhibit number 10.37 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(17)                            Incorporated by reference to exhibit number 10.39 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(18)                            Incorporated by reference to exhibit number 10.42 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2002.

(19)                            Incorporated by reference to exhibit number 99.2 to Registrant’s Current Report on Form 8-K dated May 5, 2005.

(20)                            Incorporated by reference to exhibit number 99.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005.