Form 10-Q
period 2006-03-31
NETRATINGS INC
filed 2006-05-10
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0461990
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

120 West 45th Street, 35th Floor
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2006, was 35,116,479.

NETRATINGS, INC. FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,828	$34,940
Short-term marketable securities	104,946	116,731
Accounts receivable, net	18,404	16,537
Prepaid expenses and other current assets	4,033	3,867

Total current assets	170,211	172,075

Long-term marketable securities	22,346	28,581
Property and equipment, net	8,776	7,827
Intangibles, net	12,684	13,278
Goodwill	76,684	76,856
Other assets	1,696	1,637

Total assets	$292,397	$300,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,968	$2,914
Accrued liabilities	9,451	11,436
Deferred revenue	14,410	12,666
Due to related parties	7,186	7,086
Restructuring liabilities	388	1,038

Total current liabilities	34,403	35,140

Restructuring liabilities, less current portion	331	418

Total liabilities	34,734	35,558

Minority interest	1,461	1,298
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 38,161 and 37,838 at March 31, 2006 and December 31, 2005, respectively; outstanding shares: 34,720 and 35,189 at March 31, 2006 and December 31, 2005, respectively	38	38
Additional paid-in capital	448,810	450,100
Deferred compensation	—	(3,984)
Accumulated other comprehensive income (loss)	(1,028)	(1,441)
Treasury stock	(46,076)	(36,028)
Accumulated deficit	(145,542)	(145,287)

Total stockholders’ equity	256,202	263,398

Total liabilities and stockholders’ equity	$292,397	$300,254

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenue	$18,280	$16,433
Cost of revenue (1)	5,632	5,568

Gross profit	12,648	10,865
Operating expenses:
Research and development (1)	2,931	3,055
Sales and marketing (1)	6,790	6,386
General and administrative (1)	3,817	2,998
Amortization of intangible assets (2)	594	823

Total operating expenses	14,132	13,262

Loss from operations	(1,484)	(2,397)

Interest income, net	1,161	917
Minority interest in net income of consolidated subsidiaries	(163)	(205)
Equity in earnings of joint ventures	—	56
Net loss before provision for income taxes and cumulative effect of change in accounting principle	(486)	(1,629)
Provision for income taxes	(138)	—
Net loss before cumulative effect of change in accounting principle	(624)	(1,629)
Cumulative effect of change in accounting principle	369
Net loss	$(255)	$(1,629)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.02)	$(0.05)
Cumulative effect of change in accounting principle	0.01	(0.00)
Net loss per common share	$(0.01)	$(0.05)

Shares used to compute basic and diluted net loss per common share	34,705	35,775

(1) Includes the following amounts of amortization of stock-based compensation:
Cost of revenue	$66	$—
Research and development	288	—
Sales and marketing	443	—
General and administrative	367	—
Total amortization of stock-based compensation	$1,164	$—

(2)Amortization of intangible assets:
Cost of revenue	$444	$673
Sales and marketing	150	150
Total amortization of intangible assets	$594	$823

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1,761	$(499)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,845)	(1,283)
Purchase of investments	(23,735)	(18,284)
Sale of investments	23,003	14,138
Maturity of investments	18,850	5,414
Acquisitions, net of cash acquired and investments in joint ventures	—	(1,806)

Net cash provided by (used in) investing activities	16,273	(1,821)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,126	2,032
Stock repurchases	(11,588)	—

Net cash (used in) provided by financing activities	(10,462)	2,032

Effect of exchange rate fluctuations	316	46

Net increase (decrease) in cash and cash equivalents	7,888	(242)
Cash and cash equivalents at beginning of period	34,940	33,234

Cash and cash equivalents at end of period	$42,828	$32,992

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of NetRatings, Inc. (“NetRatings” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in NetRatings’ annual report on Form 10-K for the year ended December 31, 2005.

As discussed in Note 6, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006 using the modified prospective transition method. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.             COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(255)	$(1,629)
Accumulated translation adjustment	314	(129)
Unrealized gain (loss) on short-term investments	99	(216)

Comprehensive income (loss)	$158	$(1,974)

3.             STOCKHOLDERS’ EQUITY

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

If NetRatings had recorded net income, the calculation of historical diluted earnings per share would have included approximately 0.7 million and 1.4 million additional common equivalent shares related to outstanding stock awards not included above (determined using the treasury stock method) for the three months ended March 31, 2006 and 2005, respectively.

On November 3, 2005, the Company announced that its Board of Directors authorized a stock repurchase program. Under this program, the Company was authorized to repurchase up to $25 million of the Company’s common stock in the open market or in privately negotiated transactions. During the first quarter of 2006, the Company repurchased 0.8 million shares for an aggregate cost, including commissions, of $9.7 million. The Company completed its stock repurchase program in February 2006.

4.             OTHER ASSETS

Other assets include (i) receivables from the Company’s joint venture in Latin America, Ibope eRatings.com, (ii) restricted cash related to the Company’s office leases in Seattle, New York, London and Sydney, (iii) long-term security deposits and (iv) other assets. Receivables from Ibope eRatings.com, before reserves, totaled $1.0 million at March 31, 2006 and December 31, 2005.

5.             PATENT ENFORCEMENT PROGRAM AND LICENSING REVENUE

In 2005, NetRatings commenced a patent enforcement program to protect the Company’s investments in its patented technologies related to the collection, analysis and reporting of computer usage and activity. In compliance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes licensing revenue when it has a signed license agreement, the fee is fixed or determinable and collectibility is reasonably assured.  The Company’s licensing arrangements may be structured in a variety of different ways, including lump sum payments, short-term payments or payments over an extended period.  As a result, the Company’s licensing revenues could be significantly higher or lower from one period to a subsequent period.  All legal expenses related to the Company’s patent enforcement program are included in general and administrative expenses.  In the first quarter of 2006, NetRatings settled the patent infringement actions it had brought against Omniture, Inc. and SageMetrics Corp.  Under each of these settlements, NetRatings has licensed certain of its patents in exchange for license fees payable to NetRatings.  As a result of the Omniture settlement and other prior settlements, licensing revenue was $1.2 million and $12,000 for the three months ended March 31, 2006 and 2005, respectively.

6.             STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB No. 25, “Accounting for Stock Issues to Employees” (“APB 25”). Among other items, SFAS 123R requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s stock-based awards include stock option grants, restricted stock awards and share issuances under the Company’s employee stock purchase plan.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. The Company has historically set the exercise price for its stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and therefore the Company did not record any compensation expense unless the terms of the stock options were subsequently modified. Likewise, the Company did not recognize any compensation expense pursuant to APB 25 for shares issued under the Company’s employee stock purchase plan. For restricted stock awards, the calculation of compensation expense under APB 25 and SFAS 123R is similar except for the accounting treatment for forfeitures as discussed below.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after January 1, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s condensed consolidated financial statements as of March 31, 2005 and for the three months then-ended do not reflect the requirements of SFAS 123R.  In the three months ended March 31, 2006, the Company recognized stock-based compensation expense of $1.2 million, which included $0.8 million for restricted stock awards, $0.3 million for stock option grants and $0.1 million for shares issued under the Company’s employee stock purchase plan.

The following table summarizes the stock-based compensation by income statement line item:

Three Months Ended March 31, 2006
Cost of revenue	$66
Research and development	288
Sales and marketing	443
General and administrative	367
Total amortization of stock-based compensation	$1,164

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model. Upon the adoption of SFAS 123R, the Company changed its method of calculating the value of all stock-based compensation to the straight-line, single-option method. However, compensation expense for all stock option grants and restricted stock awards prior to January 1, 2006 will continue to be recognized using the accelerated, single-option method. In addition, SFAS 123R requires that the expected forfeitures of stock-based awards to be estimated at the time of grant.  As a result, the Company estimates the forfeiture rate for all stock-based compensation at the time of grant and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. In the pro-forma information required under SFAS 123 and in the Company’s restricted stock expense recorded for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The adoption of SFAS 123(R) to the Company’s unvested restricted stock awards as of January 1, 2006 resulted in a cumulative benefit from change in accounting principle of $0.4 million.  This amount reflects the net cumulative impact of applying forfeiture estimates to awards for unvested compensation expense that was recorded prior to the adoption of SFAS 123(R), rather than recording forfeitures when they occur as previously permitted.

Valuation Assumptions

The Company did not grant stock options during the three months ended March 31, 2006.  As of March 31, 2006 and 2005, the fair value of stock option grants and shares purchased pursuant to the Company’s employee stock purchase plan was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,
	2006	2005
Stock option plan:
Risk-free interest rate	—	3.38%
Dividend yield	—	0%
Volatility	—	60%
Expected term in year	—	2.38

Employee stock purchase plan:
Risk-free interest rate	4.53%	3.67%
Dividend yield	0%	0%
Volatility	30%	27%
Expected life in years	0.5	0.5

Stock-Based Compensation Activity

		Restricted Stock Outstanding		Stock Options Outstanding
	Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2005	599,000	485,000	$14.96	3,110,000	$10.64
Granted	(31,000)	31,000	12.10	—	—
Exercised/released		(129,000)	15.01	(156,000)	9.18
Restricted stock withheld for taxes (1)	29,000	—	—	—	—
Canceled	162,000	(29,000)	15.01	(133,000)	11.72
Balance at March 31, 2006	759,000	358,000	$14.69	2,821,000	$10.66

(1)                    Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain tax obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

The following table summarizes information concerning stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)				(in years)
$0.10 - $5.40	62,000	5.3	$4.37	$551,000	54,000	5.3	$4.22	$491,000
$5.82 - $5.82	486,000	6.9	5.82	3,613,000	288,000	6.9	5.82	2,139,000
$5.84 - $9.15	293,000	6.4	7.36	1,725,000	226,000	6.3	7.55	1,291,000
$9.29 - $11.02	142,000	5.9	10.46	396,000	121,000	5.7	10.54	327,000
$11.05 - $11.05	564,000	8.0	11.05	1,240,000	254,000	8.0	11.05	559,000
$11.20 - $11.90	283,000	5.8	11.54	484,000	280,000	5.8	11.54	477,000
$12.03 - $12.38	155,000	5.6	12.22	160,000	150,000	5.5	12.22	154,000
$12.51 - $12.51	456,000	5.6	12.51	337,000	456,000	5.6	12.51	337,000
$12.60 - $15.68	309,000	5.6	13.89	54,000	304,000	5.6	13.89	54,000
$16.29 - $106.83	71,000	5.8	27.45	—	55,000	5.1	27.90	—
$0.10 - $106.83	2,821,000	6.4	$10.66	$8,560,000	2,188,000	6.1	$11.07	$5,829,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.25 on March 31, 2006, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of March 31, 2006 was approximately 1.9 million shares. The aggregate intrinsic value of stock options exercised during the three month period ended March 31, 2006 was $0.6 million.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and restricted stock awards during the three month period ended March 31, 2006:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Unvested at December 31, 2005	936,000	$9.31	485,000	$14.96
Granted	—	—	31,000	12.10
Vested/Awarded	(168,000)	7.68	(129,000)	15.01
Forfeited	(133,000)	11.72	(29,000)	15.01
Unvested at March 31, 2006	636,000	$9.23	358,000	$14.69

As of March 31, 2006, there was $3.3 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Company’s stock plan and employee stock purchase plan.  Total expense is expected to be recognized over the weighted-average period of 1.5 years.

Shares Reserved for Future Issuance

NetRatings has reserved shares of common stock for future issuance as of March 31, 2006 as follows:

Stock options and restricted stock	759,000
Employee stock purchase plan	143,000

7.             GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2006, NetRatings finalized the purchase price allocation related to Red Sheriff S.r.l. and used net operating loss carryforwards of acquired companies, resulting in a decrease in goodwill of approximately $0.2 million.  Goodwill and other intangible assets, along with their weighted average lives as of March 31, 2006, consisted of the following (in thousands, except weighted average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$2,886	$2,596	7
Customer contracts	4,940	3,890	1,050	3
Patents and other	15,682	6,644	9,038	11

Total other intangible assets	$26,104	$13,420	$12,684

Goodwill			$76,684

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2006 - $2.4 million; 2007 - $2.4 million; 2008 - $1.8 million; 2009 –$1.4 million; and 2010 –$1.1 million.  As of October 1, 2005, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

8.             RESTRUCTURING LIABILITIES

The Company’s restructuring liabilities consisted of (i) a restructuring plan approved by management and initiated in the third quarter of 2005 which included the termination of 10 employees all of which were terminated as of December 31, 2005 and (ii) an acquisition in 2002 for which a lease commitment accrual remains.

The following table summarizes activity associated with these restructuring liabilities during the three month period ended March 31, 2006 (in thousands):

	Accrual as of December 31, 2005	Utilized Cash	Accrual as of March 31, 2006
Lease commitments and related write-down of property and equipment	$757	$(83)	$674

Employee severance benefits	699	(654)	45

Totals	$1,456	$(737)	$719

9.             INDUSTRY SEGMENT AND FOREIGN OPERATIONS

NetRatings operates in one segment for providing media and market research focused on Internet audience behavior and activity. For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  The Company’s geographic regions include the United States (US), Europe, Middle East and Africa (EMEA), and Asia Pacific and Latin America (APLA).  Long-lived assets consist primarily of property and equipment and are attributed to the geographic location in which they are located.  Licensing revenue from the Company’s patent enforcement program is attributed to the US region.

The following tables set forth revenue and property and equipment (in thousands):

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Revenue	$9,359	$5,172	$3,749	$18,280	$7,613	$5,210	$3,610	$16,433

	March 31, 2006				December 31, 2005
	US	EMEA	APLA	Total	US	EMEA	APLA	Total

Property and equipment	$5,097	$1,301	$2,378	$8,776	$4,394	$1,153	$2,280	$7,827

10.          CONTINGENCIES

In February 2006, WebSideStory filed a patent infringement lawsuit against NetRatings in the United States District Court for the Southern District of California. This lawsuit alleges that NetRatings infringes a patent owned by WebSideStory and is seeking unspecified monetary damages and injunctive relief.

The Company is involved in certain other legal proceedings. See Legal Proceedings in Part II, Item 1 of this Report. Management currently believes that the resolution of these matters, and other pending legal matters that do not presently require disclosure in Legal Proceedings, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

11.          INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities. The Company recorded income tax provision of $0.1 million for the three month period ended March 31, 2006 related to its foreign operations. Taxes related to the Company’s domestic operations were offset by net operating loss carryforwards. No income tax provision or benefit was recorded for the three month period ended March 31, 2005 as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q (this “Report”) are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in this Report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Summary

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives.  We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries.  VNU N.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, owned approximately 62% of our outstanding common stock as of April 30, 2006.

Our revenues for the first quarter of 2006 totaled $18.3 million, compared to $17.7 million in the fourth quarter of 2005 and $16.4 million in the first quarter of 2005.  As of March 31, 2006, we had 1,679 clients, compared to 1,615 clients as of December 31, 2005 and 1,432 clients as of March 31, 2005.  The increase in our number of clients since March 31, 2005 is the result of organic growth in our business.

Our revenue growth from the first quarter of 2005 to the first quarter of 2006 is due to (i) the receipt of $1.2 million in patent licensing fees during the first quarter of 2006 as compared to $12,000 in the first quarter of 2005; (ii) organic growth in our overall product portfolio; and (iii) our consolidation of the results of operations of Red Sheriff S.r.l. which we acquired on February 25, 2005 (and subsequently renamed NetRatings Italia S.r.l.).  The revenue increase, however, was partially offset by (i) the impact of fluctuating exchange rates relating to our international operations and (ii) the non-renewal of a few large contracts.

Our revenue growth from the fourth quarter of 2005 to the first quarter of 2006 is due to (i) the receipt of $1.2 million in patent licensing fees during the first quarter of 2006 as compared to $114,000 in the fourth quarter of 2005 and (ii) organic growth in our syndicated services.  The increase in revenue was partially offset by (i) a reduction in custom analytics revenue in the first quarter of 2006 due to some seasonality in the sales of custom projects; (ii) the non-renewal of a few large contracts; and (iii) the impact of fluctuating exchange rates relating to our international operations.  We expect our revenues, client count and renewal rate to continue to grow during 2006 as we expand our business in the U.S. and abroad, increase prices for our products and services and cross-sell our products and services to our global client base.

We have incurred operating losses and net losses since our inception and, as of March 31, 2006, our accumulated deficit was $145.5 million. Since the beginning of 2002, however, we have made significant progress in reducing our operating losses and net losses.  Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003, $20.2 million in 2004, $11.9 million in 2005, and our operating loss for the first three months of 2006 was $1.5 million.  Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003, $17.4 million in 2004, $8.4 million in 2005, and our net loss before cumulative effect of change in accounting principle for the first three months of 2006 was $0.6 million.  We expect that we will make further progress in reducing our operating and net losses during the remainder of 2006.

As of March 31, 2006, our cash and cash equivalents and marketable securities totaled $170.1 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

In 2002, we acquired AdRelevance, our online advertising expenditure service, and @Plan, which provides demographic, lifestyle and product preference information. During 2002, we also made strategic acquisitions designed to expand our NetView service around the world, which provides detailed panel-based Internet audience information. These included our acquisition of NetValue S.A., an international provider of Internet audience measurement services, and the purchase from ACNielsen Corporation of the 80.1% interest in ACNielsen eRatings.com that we did not already own. Since the beginning of 2003, we acquired LemonAd (now branded AdRelevance), our international online advertising measurement service, and Red Sheriff, a global provider of site-centric-based Internet audience measurement tools.

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

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294
2005	$68,017

Three months ended March 31:
2005	$16,433
2006	$18,280

We expect our 2006 revenues to exceed our 2005 revenues, as a result of sales from our new products and services, the launch and expansion of our business in various international territories, increasing the prices for our products and services and cross-selling our products and services to our global client base.  Our 2006 revenues will also include licensing fees resulting from the patent enforcement program we commenced in 2005.

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

Our management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

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

We recognize patent licensing revenue when (1) we have a signed license agreement; (2) the fee is fixed or determinable; and (3) collectibility is reasonably assured.  Our licensing arrangements may be structured in a variety of different ways, including lump sum payments, short-term payments or payments over an extended period.  As a result, our licensing revenues could be significantly higher or lower from one period to a subsequent period.  All legal expenses related to our patent enforcement program are included in general and administrative expenses.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we measure compensation expenses for our stock-based compensation plans using the fair value method as defined in SFAS No. 123(R), “Share-Based Payments” (“SFAS 123R”).  Under SFAS 123R, stock-based compensation expense is calculated based on the value of the award on the date of grant and is recognized as expense over the vesting period. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the amount of stock-based awards that are expected to be forfeited. To the extent actual results or updated estimates differ from our prior estimates, such amounts will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted.

Internal-Use Software

Included in fixed assets is the capitalized cost of internal-use software, including software used to upgrade and enhance our processes for our products. As required by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life, which we estimate to be three years. Costs incurred related to the design or maintenance of internal-use software are expensed as incurred.

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

Legal Contingencies

We are currently involved in certain legal proceedings as described in Part II, “Item 1. Legal Proceedings” of this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses in accordance with SFAS No. 5, “Accounting for Contingencies.”  A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. Losses are recognized for legal contingencies when both the probability of occurrence and the loss can be reasonably estimated.  It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to legal proceedings.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three months indicated:

	Three Months Ended March 31,
	2006	2005

Revenue	100%	100%
Cost of revenue	31%	34%
Gross profit	69%	66%
Operating expenses:
Research and development	16%	19%
Sales and marketing	37%	39%
General and administrative	21%	18%
Amortization of intangible assets	3%	5%
Total operating expenses	77%	81%
Loss from operations	(8)%	(15)%
Equity in earnings of joint ventures	—	—
Interest income, net	7%	6%
Minority interest in net profit of consolidated subsidiaries	(1)%	(1)%
Net loss before provision for income taxes and cumulative effect of change in accounting principle	(2)%	(10)%
Provision for income taxes	(1)%	—
Net loss before cumulative effect of change in accounting principle	(3)%	(10)%
Cumulative effect of change in accounting principle	2%	—
Net loss	(1)%	(10)%

Revenue. We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services.  We also receive revenues from licensing our patents.

As of March 31, 2006, 1,679 customers worldwide subscribed to our products and services compared to 1,432 customers worldwide as of March 31, 2005.  The increase of 247 customers since March 31, 2005 is the result of organic growth in our global customer base.  We expect our global customer base to increase in the next few quarters as we expand our product portfolio in our existing geographic markets and expand into new geographical markets.

Our global client renewal rate was 84% for the first quarter of 2006, an increase over the global client renewal rate of 81% for the first quarter of 2005 and an increase over the global client renewal rate of 82% for the fourth quarter of 2005.  Our global average sales price was $42,000 for the first quarter of 2006 and $48,000 for the first quarter of 2005.  The decrease in average sales price is due to (i) the non-renewal of a few large contracts and (ii) an increase in sales of our SiteCensus service, which typically have a lower average sales price than our other products and services.  During the three month period ended March 31, 2006, no customer accounted for more than 10% of our revenue.

Revenue increased 11% to $18.3 million for the three month period ended March 31, 2006, compared to $16.4 million for the three month period ended March 31, 2005.  The increase in revenue was primarily due to (i) the receipt of $1.2 million in patent licensing fees during the first quarter of 2006 as compared to $12,000 in the first quarter of 2005; (ii) organic growth in sales of our product portfolio; and (iii) our consolidation of the results of operations of NetRatings Italia S.r.l. which we acquired on February 25, 2005.  This increase was partially offset by (i) the impact of fluctuating exchange rates relating to our international operations and (ii) the non-renewal of a few higher dollar contracts.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to the recruitment, maintenance and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to data centers. Accordingly, such expenses are not necessarily matched with any revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities.

Cost of revenue was $5.6 million for the three month periods ended March 31, 2006 and 2005. Cost of revenue in the three month period ended March 31, 2006 reflected additional panel recruitment expenses for our international NetView and MegaPanel products and our @Plan service, as well as stock-based compensation expense.  These additional expenses were offset primarily by reductions in our international data center costs and the impact of fluctuations in foreign exchange rates for our international operations. As a percentage of revenue, our cost of revenue decreased to 30% for the three month period ended March 31, 2006 from 34% for the three month period ended March 31, 2005.  This decrease as a percentage of revenue is primarily due to revenue growth from the launch of our new products and patent licensing fees in the first quarter of 2006.

Research and Development.  Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities.  These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized and subsequently depreciated when the development of the software is completed.

Research and development expenses decreased 4% to $2.9 million, or 16% of revenue, for the three month period ended March 31, 2006 from $3.1 million, or 19% of revenue, for the three month period ended March 31, 2005.  The decrease is primarily due to the capitalization of engineering costs related to internally developed software projects which began in the second quarter of 2005.  The decrease was partially offset by stock-based compensation expense.  During the three month period ended March 31, 2006, we capitalized approximately $0.6 million of payroll and related costs related to internal use software development.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 6% to $6.8 million, or 37% of revenue, for the three month period ended March 31, 2006 from $6.4 million, or 39% of revenue, for the comparable period in 2005.  The increase was primarily due to stock-based compensation expense.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive management; finance and accounting; human resources; legal; information technology and other administrative personnel.  General and administrative expenses also include professional fees, including professional fees for our patent enforcement program, and other general corporate expenses.

General and administrative expenses increased 27% to $3.8 million, or 21% of revenue, for the three month period ended March 31, 2006 from $3.0 million, or 18% of revenue, for the comparable period in 2005.  The increase in general and administrative expenses is primarily due to (i) additional legal expenses related to a number of pending litigations and our patent enforcement program; (ii) additional professional fees; and (iii) stock-based compensation expense.

Amortization of Intangible Assets.  Amortization of intangible assets decreased 28% to $0.6 million, or 3% of revenue, for the three month period ended March 31, 2006 from $0.8 million, or 5% of revenue, for the comparable period in 2005.  The decrease was due to certain assets becoming fully amortized during the three month period ended March 31, 2006.

Equity in Earnings of Joint Ventures.  Equity in earnings from joint ventures was $0 and $56,000 for the three month periods ended March 31, 2006 and 2005, respectively.  The amount in 2005 represents our equity in the earnings of our joint venture in Italy, NetRatings Italia S.r.1.  At the end of the first quarter in 2005, we purchased the remaining 50% interest in NetRatings Italia S.r.1, which resulted in its results of operations being reported in our consolidated results rather than in equity in earnings of joint ventures.  Due to losses incurred by Ibope, we reduced our investment in Ibope to zero in the first quarter of 2004.  In addition, we have no financial support commitments to Ibope.  As a result, we did not recognize in 2005 or the first quarter of 2006 our share of Ibope’s net losses in our financial statements.

Interest Income, Net.  Interest income, net, increased 27% to $1.2 million for the three month period ended March 31, 2006, from $0.9 million for the three month period ended March 31, 2005.  The increase in interest income was due to an overall higher interest yield on our investments during the first quarter of 2006.

Minority Interest.  Minority interest was $(0.2) million for each of the three month periods ended March 31, 2006 and 2005.  The minority interest for each of these periods represents the minority share of the profits from Mediametrie NetRatings, our French subsidiary, and NetRatings Japan, our Japanese subsidiary.

Provision for Income Taxes.  The provision for income taxes totaled $0.1 million, or 1% of revenue, for the three month period ended March 31, 2006.  This expense relates to income taxes owed by certain of our foreign subsidiaries.  There was no corresponding expense for the three-month period ended March 31, 2005.

Operating Loss and Net Loss.  Operating loss decreased 38% to $1.5 million, or 7% of revenue, for the three month period ended March 31, 2006 from $2.4 million, or 15% of revenue, for the three month period ended March 31, 2005. For the three month period ended March 31, 2006, our net loss decreased to $0.3 million, or $0.01 per share, on approximately 34.7 million weighted average shares outstanding, as compared with a net loss of $1.6 million, or $0.05 per share, on approximately 35.8 million weighted average shares outstanding, for the three month period ended March 31, 2005.

The decreases in operating and net loss were primarily due to (i) increased revenue from organic growth, fees from licensing our patents and our consolidation of the results of operations of NetRatings Italia S.r.l. which we acquired in February 2005; (ii) increased interest income; (iii) decreased research and development expense primarily due to costs capitalized in relation to the development of internal use software; and (iv) decreased amortization of intangibles. These improvements to operating loss and net loss were partially offset by (i) the amortization of stock-based compensation related to the granting of restricted stock in the second quarter of 2005 and the adoption of SFAS 123(R) in the first quarter of 2006 and (ii) increased general and administrative costs, including legal expenses related to our patent enforcement program.  Net loss was also positively impacted due to the cumulative effect of change in accounting principle related to our adoption of SFAS 123(R), but was partially offset by our provision for income taxes in the first quarter of 2006.

Liquidity and Capital Resources

At March 31, 2006, the Company’s cash, cash equivalents and marketable securities were $170.1 million, compared with $195.7 million at March 31, 2005.

Cash provided by operating activities was $1.8 million for the three months ended March 31, 2006, reflecting our net loss of $0.3 million and cash used in working capital changes of $1.3 million, partially offset by non-cash expenses of $3.4 million.  The non-cash expenses include $1.2 million for stock-based compensation, $0.9 million for depreciation and amortization of assets, $0.6 million for amortization of intangible assets, $0.4 million related to the cumulative effect of change in accounting principle and $0.3 million in other non-cash charges.  Cash used in operating activities was $0.5 million for the three months ended March 31, 2005, due to our net loss of $1.6 million and cash used in working capital changes of $0.7 million, which was partially offset by non-cash expenses of $1.8 million. The non-cash expenses included $0.8 million for amortization of intangible assets, $0.8 million for depreciation and $0.2 million in other non-cash expenses.

Net cash provided by investing activities for the three months ended March 31, 2006 was $16.3 million, resulting from net sales of our short-term investments of $18.1 million, which was partially offset by the acquisition of property and equipment of $1.8 million.  Net cash used in investing activities during the three months ended March 31, 2005 was $1.8 million, resulting from cash paid for acquisitions, net of cash acquired, of $1.8 million and the acquisition of property and equipment of $1.3 million, which was partially offset by net sales of our short-term investments of $1.3 million.

Net cash (used in) provided by financing activities totaled $(10.4) million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively.  In November 2005, we were authorized to repurchase up to $25 million of our common stock in the open market or in privately negotiated transactions.  We completed this stock repurchase program in February 2006. During the three months ended March 31, 2006, cash paid in connection with this stock repurchase program was $11.6 million (including commissions).  This was partially offset by cash provided by the exercise of options and the purchase of stock through our employee stock purchase plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2006, we had cash, cash equivalents and marketable securities of $170.1 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of March 31, 2006, our investments had a weighted-average time to maturity of approximately 150 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease.  Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and marketable securities and, accordingly, could adversely affect our net income and earnings per share.  For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.5 million.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Patent Litigation

In the first half of 2005, NetRatings decided to launch a coordinated program to enforce its intellectual property rights against various companies that operate in the Web analytics, online advertising and related Internet technology fields. The patent enforcement program contemplates both negotiating patent licensing deals outside the litigation context and initiating patent infringement lawsuits where it is believed such a step is necessary to enforce our intellectual property rights. Pursuant to this patent enforcement program, NetRatings has filed patent infringement lawsuits against eight companies. Each of the complaints filed in these lawsuits alleged that the defendant infringes multiple patents owned or controlled by NetRatings which relate generally to the collection, analysis and reporting of information concerning computer usage activity. Each of the complaints seeks, among other things, injunctive relief enjoining further infringement of such patents as well as compensatory and other damages. In the fourth quarter of 2005, NetRatings and Visual Sciences, LLC settled their patent infringement litigation, and in the first quarter of 2006 NetRatings settled the actions it had brought against Omniture, Inc. and SageMetrics Corp. Under each of these settlements, NetRatings has licensed certain of its patents in exchange for license or royalty fees payable to NetRatings.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits.

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

Date: May 10, 2006
NETRATINGS, INC.

	By:	/s/ Todd Sloan

Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)

	By:	/s/ William Pulver

William Pulver President, Chief Executive Officer and Director