Form 10-Q
period 2006-06-30
NETRATINGS INC
filed 2006-08-09
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2006, was 35,688,815.

NETRATINGS, INC. FORM 10–Q INDEX

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,113	$34,940
Short-term marketable securities	119,131	116,731
Accounts receivable, net	17,843	16,537
Prepaid expenses and other current assets	4,057	3,867
Total current assets	192,144	172,075
Long-term marketable securities	7,973	28,581
Property and equipment, net	9,320	7,827
Intangibles, net	12,089	13,278
Goodwill	76,438	76,856
Other assets	1,747	1,637
Total assets	$299,711	$300,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,009	$2,914
Accrued liabilities	9,694	11,436
Deferred revenue	14,568	12,666
Due to related parties	7,816	7,086
Restructuring liabilities	346	1,038
Total current liabilities	35,433	35,140
Restructuring liabilities, less current portion	243	418
Total liabilities	35,676	35,558
Minority interest	1,819	1,298
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 38,352 and 37,838 at June 30, 2006 and December 31, 2005, respectively; outstanding shares: 34,910 and 35,189 at June 30, 2006 and December 31, 2005, respectively	38	38
Additional paid-in capital	451,374	450,100
Deferred compensation	—	(3,984)
Accumulated other comprehensive income (loss)	1,513	(1,441)
Treasury stock	(46,098)	(36,028)
Accumulated deficit	(144,611)	(145,287)
Total stockholders’ equity	262,216	263,398
Total liabilities and stockholders’ equity	$299,711	$300,254

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$19,934	$17,105	$38,214	$33,538
Cost of revenue (1)	5,718	6,068	11,350	11,636
Gross profit	14,216	11,037	26,864	21,902
Operating expenses:
Research and development (1)	3,031	2,754	5,961	5,809
Sales and marketing (1)	6,618	7,192	13,409	13,578
General and administrative (1)	3,944	3,489	7,761	6,487
Amortization of intangible assets (2)	595	710	1,189	1,533
Total operating expenses	14,188	14,145	28,320	27,407
Income (loss) from operations	28	(3,108)	(1,456)	(5,505)
Interest income, net	1,770	988	2,931	1,905
Minority interest in net profit of consolidated subsidiaries	(358)	(201)	(521)	(406)
Equity in earnings of joint ventures	—	—	—	56
Net income (loss) before provision for income taxes	1,440	(2,321)	954	(3,950)
Provision for income taxes	(509)	—	(647)	—
Net income (loss) before cumulative effect of change in accounting principle	931	(2,321)	307	(3,950)
Cumulative effect of change in accounting principle	—	—	369	—
Net income (loss)	$931	$(2,321)	$676	$(3,950)
Net income (loss) per share—basic:
Before cumulative effect of change in accounting principle	$0.03	$(0.06)	$0.01	$(0.11)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per common share—basic	$0.03	$(0.06)	$0.02	$(0.11)
Net income (loss) per common share—diluted:
Before cumulative effect of change in accounting principle	$0.03	$(0.06)	$0.01	$(0.11)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per common share—diluted	$0.03	$(0.06)	$0.02	$(0.11)
Shares used to compute net income (loss) per common share—basic	34,833	36,014	34,772	35,893
Shares used to compute net income (loss) per common share—diluted	35,773	36,014	35,741	35,893

(1) Includes the following amounts of amortization of stock-based compensation:
Cost of revenue	$59	$50	$125	$50
Research and development	270	125	557	125
Sales and marketing	374	529	818	529
General and administrative	284	465	651	465
Total amortization of stock-based compensation	$987	$1,169	$2,151	$1,169
(2) Amortization of intangible assets:
Cost of revenue	$445	$560	$889	$1,233
Sales and marketing	150	150	300	300
Total amortization of intangible assets	$595	$710	$1,189	$1,533

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$6,605	$(141)
INVESTING ACTIVITIES
Acquisition of property and equipment	(3,307)	(2,883)
Purchase of investments	(72,126)	(38,956)
Sale of investments	41,333	21,614
Maturity of investments	49,175	20,109
Acquisitions, net of cash acquired and investments in joint ventures	—	(1,806)
Net cash provided by (used in) investing activities	15,075	(1,922)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,421	3,773
Stock repurchases	(11,588)	—
Net cash (used in) provided by financing activities	(8,167)	3,773
Effect of exchange rate fluctuations	2,660	(471)
Net increase in cash and cash equivalents	16,173	1,239
Cash and cash equivalents at beginning of period	34,940	33,234
Cash and cash equivalents at end of period	$51,113	$34,473

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of NetRatings, Inc. (“NetRatings” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. As discussed in Note 6, the Company adopted SFAS 123(R) using the modified prospective transition method and, therefore, results for prior periods have not been restated.

The accompanying interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain reclassifications have been made to prior year balances to conform with current year reporting classifications. The reclassifications reflect the reclassification of stock-based compensation to the line items to which they relate. Previously, the Company separately presented stock-based compensation expense in the statement of operations.

The Company’s accounting policy related to the recognition of revenue is as follows:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition” (“SAB 104”), and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on management’s judgment regarding the likelihood that fees will be collected from specified customers. Management also considers the provisions of AICPA Technical Practice Aid 39, which clarifies when multiple contracts, which are executed with a single customer, must be linked for the purposes of establishing if revenue should be recognized over the term of the combined contracts. EITF 00-21 requires certain criteria to be met in order to allocate revenue to the various elements/deliverables of the contract and recognize revenue as each element/deliverable is met.

A significant portion of the Company’s revenue is generated from its Internet media and market research products and services, which include both syndicated products and customized products. A majority of these products and services are sold pursuant to one-year subscription agreements. The Company reviews all contracts to determine if they meet the criteria of SAB 104 and recognizes revenue from the sale of its subscription products and services and custom products and services based upon fair value as the services are performed, which is generally ratably over the term the contract(s). Invoiced amounts are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

The Company also generates revenue from its patent license agreements which are structured in a variety of ways, including one time payments, short term payments and/or payments over an extended term. The Company recognizes this revenue in accordance with SAB 104 which is generally when the payment is due, if collectibility is reasonably assured, as the Company considers arrangements with extended payment terms not to be fixed or determinable.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position, results of operations and cash flows.

2. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$931	$(1,860)	$676	$(3,489)
Accumulated translation adjustment	2,464	(1,285)	2,778	(1,414)
Unrealized gain on short-term investments	77	350	176	134
Comprehensive income (loss)	$3,472	$(2,795)	$3,630	$(4,769)

3. STOCKHOLDERS’ EQUITY

The Company computes net income per common share based on SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per share is calculated as net income (loss) divided by the weighted-average number of common shares outstanding less shares subject to repurchase. Diluted net loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period.

Prior to the quarter ended June 30, 2006, the Company had experienced net losses. As a result, common equivalent shares from stock options were excluded from the calculation of net income (loss) per common share as their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share, determined using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) before cumulative effect of change in accounting principle	$931	$(2,321)	$307	$(3,950)
Cumulative effect of change in accounting principle	—	—	369	—
Net income (loss)	$931	$(2,321)	$676	$(3,950)
Weighted average number of shares:
Basic	34,833	36,014	34,772	35,893
Effect of dilutive stock options	596	—	561	—
Effect of dilutive restricted stock grants	344	—	408	—
Diluted	35,773	36,014	35,741	35,893
Net income (loss) per share—basic	$0.03	$(0.06)	$0.02	$(0.11)
Net income (loss) per share—diluted	$0.03	$(0.06)	$0.02	$(0.11)

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

4. OTHER ASSETS

Other assets include (i) receivables from the Company’s joint venture in Latin America, Ibope eRatings.com, (ii) restricted cash related to the Company’s office leases in Seattle, New York, London and Sydney, (iii) long-term security deposits and (iv) other assets. Receivables from Ibope eRatings.com, before reserves, were approximately $1.0 million at June 30, 2006 and December 31, 2005.

5. PATENT ENFORCEMENT PROGRAM AND LICENSING REVENUE

In 2005, NetRatings commenced a patent enforcement program to protect the Company’s investments in its patented technologies related to the collection, analysis and reporting of Internet and/or computer usage and activity. The Company’s licensing arrangements may be structured in a variety of different ways, including lump sum payments, short-term payments or payments over an extended period. As a result, the Company’s licensing revenues could be significantly higher or lower from one period to a subsequent period. All legal expenses related to the Company’s patent enforcement program are included in general and administrative expenses. In the second quarter of 2006, NetRatings settled the patent infringement action it had brought against Unica Corporation and its subsidiary, Sane Solutions, Inc. Under this settlement, NetRatings has licensed certain of its patents in exchange for license fees payable to NetRatings. As a result of the Unica Corporation settlement and other prior settlements, licensing revenue for the three and six months ended June 30, 2006 was $1.5 million and $2.8 million, respectively. Licensing revenue for the three and six months ended June 30, 2005 was $12 thousand and $24 thousand, respectively.

During the first quarter of 2006, NetRatings settled the patent infringement action it had brought against Omniture, Inc. Under the terms of the settlement, Omniture agreed to make a payment to NetRatings in the event Omniture completes an initial public offering of stock. In July 2006, Omniture completed its initial public offering, which resulted in a payment of $2 million to NetRatings. This payment will be recorded as revenue in the third quarter of 2006.

6. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS  123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB No. 25, “Accounting for Stock Issues to Employees” (“APB 25”). Among other items, SFAS 123R requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s stock-based awards include stock option grants, restricted stock awards and share issuances under the Company’s employee stock purchase plan.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after January 1, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s condensed consolidated financial statements as of June 30, 2005, and for the six months then-ended, do not reflect the requirements of SFAS 123R. In the three months ended June 30, 2006, the Company recognized stock-based compensation expense of $1.0 million, which included $0.7  million for restricted stock awards, $0.2 million for stock option grants and $60,000 for shares issued under the Company’s employee stock purchase plan. In the six months ended June 30, 2006, the Company recognized stock-based compensation expense of $2.2 million, which included $1.5 million for restricted stock awards, $0.6 million for stock option grants and $0.1 million for shares issued under the Company’s employee stock purchase plan.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$59	$125
Research and development	270	557
Sales and marketing	374	818
General and administrative	284	651
Total amortization of stock-based compensation	$987	$2,151

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model. Upon the adoption of SFAS 123R, the Company changed its method of calculating the value of all stock-based compensation to the straight-line, single-option method. However, compensation expense for all stock option grants and restricted stock awards prior to January 1, 2006, will continue to be recognized using the accelerated, single-option method. In addition, SFAS 123R requires that the expected forfeitures of stock-based awards to be estimated at the time of grant. As a result, the Company estimates the forfeiture rate for all stock-based compensation at the time of grant and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. In the pro-forma information required under SFAS 123 and in the Company’s restricted stock expense recorded for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The adoption of SFAS 123(R) to the Company’s unvested restricted stock awards as of January 1, 2006 resulted in a cumulative benefit from a change in an accounting principle of $0.4 million in the first quarter of 2006. This amount reflects the net cumulative impact of applying forfeiture estimates to awards for unvested compensation expense that was recorded prior to the adoption of SFAS 123(R), rather than recording forfeitures when they occur as previously permitted.

Valuation Assumptions

The Company did not grant stock options during the six months ended June 30, 2006. As of June 30, 2006 and 2005, the fair value of stock option grants and shares purchased pursuant to the Company’s employee stock purchase plan was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three and Six Months Ended June 30,
	2006	2005
Stock option plan:
Risk-free interest rate	—	3.38%
Dividend yield	—	0%
Volatility	—	60%
Expected term in years	—	2.38
Employee stock purchase plan:
Risk-free interest rate	4.53%	3.67%
Dividend yield	0%	0%
Volatility	30%	27%
Expected life in years	0.5	0.5

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2005	599,000	485,000	$14.96	3,110,000	$10.64
Granted	(478,000)	478,000	12.63	—	—
Exercised/released	—	(144,000)	14.95	(333,000)	8.98
Restricted stock withheld for taxes(1)	31,000	—	—	—	—
Canceled	255,000	(52,000)	13.80	(203,000)	12.63
Balance at June 30, 2006	407,000	767,000	$13.54	2,574,000	$10.69

(1)          Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain tax obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

The following table summarizes information concerning stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in years)	(in years)
$ 0.10 - $ 5.40	49,000	5.4	$4.11	$479,000	45,000	5.6	$4.00	$445,000
$ 5.82 - $ 5.82	444,000	6.7	5.82	3,582,000	301,000	6.7	5.82	2,432,000
$ 5.84 - $ 9.45	267,000	6.2	7.53	1,700,000	224,000	6.0	7.66	1,395,000
$ 9.94 - $ 11.02	110,000	5.3	10.65	356,000	106,000	5.2	10.65	342,000
$11.05 - $ 11.05	500,000	7.8	11.05	1,420,000	242,000	7.8	11.05	687,000
$11.20 - $ 11.55	263,000	5.7	11.52	622,000	261,000	5.7	11.52	618,000
$11.90- $ 12.38	153,000	5.1	12.18	261,000	148,000	5.0	12.18	253,000
$12.51 - $ 12.51	456,000	5.3	12.51	629,000	456,000	5.3	12.51	629,000
$12.60 - $ 15.68	271,000	5.4	13.77	131,000	269,000	3.2	13.76	131,000
$16.29 - $106.83	61,000	5.8	27.85	—	48,000	—	30.26	—
$ 0.10 - $106.83	2,574,000	6.2	$10.69	$9,180,000	2,100,000	5.5	$11.00	$6,932,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.89 on June 30, 2006, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of June 30, 2006, was approximately 1.9 million shares. The aggregate intrinsic value of stock options exercised during the six month period ended June 30, 2006, was $1.5 million.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and restricted stock awards during the six month period ended June 30, 2006:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at December 31, 2005	936,000	$9.31	485,000	$14.96
Granted	—	—	478,000	12.63
Vested/Awarded	(256,000)	6.78	(144,000)	14.95
Forfeited	(203,000)	12.63	(52,000)	13.80
Unvested at June 30, 2006	477,000	$9.26	767,000	$13.54

As of June 30, 2006, there was $5.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s stock plan and employee stock purchase plan. Total expense is expected to be recognized over the weighted-average period of 2.2 years.

Shares Reserved for Future Issuance

NetRatings has reserved shares of common stock for future issuance as of June 30, 2006, as follows:

Stock options and restricted stock	407,000
Employee stock purchase plan	143,000

7. GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2006, NetRatings finalized the purchase price allocation related to Red Sheriff S.r.l. resulting in a decrease in goodwill of approximately $0.1 million. During the first half of 2006, the Company also used net operating loss carryforwards of acquired companies, resulting in a decrease in goodwill of approximately $0.2 million. Goodwill and other intangible assets, along with their weighted average lives as of June 30, 2006, consisted of the following (in thousands, except weighted average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$3,082	$2,400	7
Customer contracts	4,940	4,040	900	3
Patents and other	15,682	6,893	8,789	11
Total other intangible assets	$26,104	$14,015	$12,089
Goodwill			$76,438

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2006—$2.4 million; 2007—$2.4 million; 2008—$1.8 million; 2009—$1.4 million; and 2010—$1.1 million. As of October 1, 2005, the Company performed its annual evaluation of goodwill and other intangible assets and no impairment was indicated. The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

8. RESTRUCTURING LIABILITIES

The Company’s restructuring liabilities consisted of (i) a restructuring plan approved by management and initiated in the third quarter of 2005 which included the termination of 10 employees all of which were terminated as of December 31, 2005 and (ii) an acquisition in 2002 for which a lease commitment accrual remains.

The following table summarizes activity associated with these restructuring liabilities during the three month period ended June 30, 2006 (in thousands):

	Accrual as of December 31, 2005	Utilized Cash	Accrual as of June 30, 2006
Lease commitments and related write-down of property and equipment	$757	$(168)	$589
Employee severance benefits	699	(699)	—
Totals	$1,456	$(867)	$589

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

The following tables set forth revenue and property and equipment (in thousands):

Revenue	Three Months Ended June 30				Six Months Ended June 30
	US	EMEA	APLA	Total	US	EMEA	APLA	Total
2006	$10,323	$5,377	$4,234	$19,934	$19,681	$10,550	$7,983	$38,214
2005	7,549	5,870	3,686	17,105	15,162	11,080	7,296	33,538

	June 30, 2006				December 31, 2005
	US	EMEA	APLA	Total	US	EMEA	APLA	Total
Property and equipment	$5,426	$1,303	$2,591	$9,320	$4,394	$1,153	$2,280	$7,827

10. CONTINGENCIES

In February 2006, WebSideStory filed a patent infringement lawsuit against NetRatings in the United States District Court for the Southern District of California. This lawsuit alleges that NetRatings infringes a patent owned by WebSideStory and is seeking unspecified monetary damages and injunctive relief. While NetRatings believes this lawsuit is without merit, there are no assurances that it will prevail in this litigation. NetRatings also cannot estimate the financial impact to the company in the event that it does not prevail in defending this lawsuit.

The Company is involved in certain other legal proceedings. See Legal Proceedings in Part II, Item 1 of this Report. Management currently believes that the resolution of these matters, and other pending legal matters that do not presently require disclosure in Legal Proceedings, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

11. INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities. The Company recorded income tax provision of $0.5 million and $0.6 million for the three and six month periods ended June 30, 2006, primarily related to its foreign operations and the alternative minimum tax on the Company’s U.S. operations. Taxes related to the Company’s domestic operations were primarily offset by net operating loss carryforwards. No income tax provision or benefit was recorded for the three or six month periods ended June 30, 2005, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets.

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

Summary

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. VNU Group B.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, owned approximately 60% of our outstanding common stock as of July 31, 2006.

Our revenues for the second quarter of 2006 totaled $19.9 million, compared to $18.3 million in the first quarter of 2006 and $17.1 million in the second quarter of 2005. As of June 30, 2006, we had 1,734 clients, compared to 1,679 clients as of March 31, 2006, and 1,485 clients as of June 30, 2005. The increase in our number of clients during the last year is the result of organic growth in our product portfolio.

Our revenue growth from the second quarter of 2005 to the second quarter of 2006 is due to (i) settlements from our patent enforcement program and (ii) organic growth in our overall product portfolio. The revenue increase, however, was partially offset by (i) the impact of fluctuating exchange rates relating to our international operations and (ii) the non-renewal of a few large contracts.

Our revenue growth from the first quarter of 2006 to the second quarter of 2006 is due to (i) increased licensing revenue from our patent enforcement program; (ii) organic growth in our syndicated services; and (iii) timing of our custom analytics projects in the United States. We expect our revenues and client count to continue to grow during 2006 as we expand our business in the U.S. and abroad, increase prices for our products and services and cross-sell our products and services to our global client base.

As of June 30, 2006, our accumulated deficit was $144.6 million. Since the beginning of 2002, we have made significant progress in reducing our operating losses and net losses. Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003, $20.2 million in 2004, $11.9 million in 2005, and our operating loss for the first six months of 2006 was $1.5 million. Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003, $17.4 million in 2004, and $8.4 million in 2005. For the six months ended June 30, 2006, we recorded net income of $0.3 million before taking into account the cumulative effect of a change in accounting principle. We expect that we will make further progress in reducing our operating losses and improving our net income during the remainder of 2006.

As of June 30, 2006, our cash and cash equivalents and marketable securities totaled $178.2 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

In France, Japan and Latin America, we offer many of our services through strategic relationships with leading local market research and information services companies. We currently own 56.8% of NetRatings Japan, our Japanese subsidiary, while the remaining ownership interest is owned by TransCosmos, Dentsu.com and other investors. We currently own 66% of Mediametrie NetRatings, our French subsidiary, and the remainder is owned by Mediametrie. We have consolidated the operating results of NetRatings Japan and Mediametrie NetRatings in our consolidated financial statements since the respective dates we acquired majority control of these companies. We currently own 49% of Ibope eRatings.com, our Latin American joint venture, and the remainder is owned by Ibope. NetRatings uses the equity method to account for its investment in Ibope eRatings.com. In each of these locations, revenue is allocated between NetRatings and the subsidiary or joint venture company depending on the location of the customer and the location of the panel whose data is used in the service. As a result of the Red Sheriff acquisition, we also obtained a 50% ownership interest in an Italian company, Red Sheriff S.r.l., which offers site-centric-based services in Italy. On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l., and we subsequently renamed the company NetRatings Italia S.r.l. As a result of this acquisition, we have consolidated the operating results of NetRatings Italia in our consolidated financial statements beginning in the second quarter of 2005.

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294
2005	$68,017
Six months ended June 30:
2005	$33,538
2006	$38,214

We expect our 2006 revenues to exceed our 2005 revenues, as a result of sales from our new services, the launch and expansion of our business in various international territories, increasing the prices for our products and services and cross-selling our products and services to our global client base. Our 2006 revenues will also include licensing fees resulting from the patent enforcement program we commenced in 2005.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and estimates detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have not changed from December 31, 2005 to June 30, 2006. We believe, however, that the following significant accounting policies are also relevant to our financial results in 2006:

Revenue Recognition

We generate revenues primarily from the sale of our Internet media and market research products and services, which include both syndicated products and customized products. Syndicated products currently represent a significant majority of our total revenues. We also generate revenues from the licensing of our patents.

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition” (“SAB 104”), and FASB’s Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on management’s judgment regarding the likelihood that fees will be collected from specified customers. Management also considers the provisions of AICPA Technical Practice Aid 39, which clarifies when multiple contracts, which are executed with a single customer, must be linked for the purposes of establishing if revenue should be recognized over the term of the combined contracts. EITF 00-21 requires certain criteria to be met in order to allocate revenue to the various elements/deliverables of the contract and recognize revenue as each element/deliverable is met.

We sell a majority of our products and services pursuant to one-year subscription agreements. We review all contracts to determine if they meet the criteria of SAB 104 and recognize revenue from the sale of our subscription products and services and our custom products and services based upon fair value as the services are performed, which is generally ratably over the term the contract(s). Invoiced amounts are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

Our patent license agreements are structured in a variety of ways, including one time payments, short term payments and/or payments over an extended term. We recognize this revenue in accordance with SAB 104 which is generally when the payment is due, if collectibility is reasonably assured, as we consider arrangements with extended payment terms not to be fixed or determinable.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we measure compensation expense for our stock-based compensation plans using the fair value method as defined in SFAS No. 123(R). Under SFAS 123R, stock-based compensation expense is calculated based on the value of the award on the date of grant and is recognized as expense on a straight line basis over the vesting period. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the amount of stock-based awards that are expected to be forfeited. To the extent actual results or updated estimates differ from our prior estimates, such amounts will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted.

Internal-Use Software

Included in fixed assets is the capitalized cost of internal-use software, including software used to upgrade and enhance our processes for our products. As required by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life, which we estimate to be three years. Costs incurred related to the design or maintenance of internal-use software are expensed as incurred. Management uses its judgment to determine which internally developed software projects should be capitalized.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three and six months indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of revenue	29%	35%	30%	35%
Gross profit	71%	65%	70%	65%
Operating expenses:
Research and development	15%	16%	16%	17%
Sales and marketing	33%	42%	35%	40%
General and administrative	20%	20%	20%	19%
Amortization of intangibles	3%	4%	3%	5%
Total operating expenses	71%	82%	74%	81%
Gain (loss) from operations	—	(17)%	(4)%	(16)%
Interest income, net	9%	6%	8%	6%
Minority interest in net profit of consolidated subsidiaries	(2)%	(1)%	(1)%	(1)%
Net income (loss) before provision for income taxes	7%	(12)%	3%	(11)%
Provision for income taxes	(3)%	—	(2)%	—
Net income (loss) before cumulative effect of change in accounting principle	4%	(12)%	1%	(11)%
Cumulative effect of change in accounting principle	—	—	1%	—
Net income (loss)	4%	(12)%	2%	(11)%

Revenue.   We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services. We also receive revenues from licensing our patents.

As of June 30, 2006, 1,734 customers worldwide subscribed to our products and services compared to 1,679 customers worldwide as of March 31, 2006. The increase of 55 customers since March 31, 2006 is the result of organic growth in our global customer base. We expect our global customer base to increase in the next few quarters as we expand our product portfolio in our existing geographic markets and expand into new geographical markets.

Our global client renewal rate was 86% for the second quarter of 2006, an increase over the global client renewal rate of 83% for the second quarter of 2005 and an increase over the global client renewal rate of 84% for the first quarter of 2006. Our global average sales price was $44,000 for the second quarter of 2006 and $47,000 for the second quarter of 2005. The decrease in average sales price was due to (i) an increase in sales of our SiteCensus service, which typically have a lower average sales price than our other products and services and (ii) the non-renewal of a few large contracts. During the quarter ended June 30, 2006, no customer accounted for more than 10% of our revenue.

Revenue increased 17% to $19.9 million for the three month period ended June 30, 2006, compared to $17.1 million for the three month period ended June 30, 2005. Revenue increased 14% to $38.2 million for the six month period ended June 30, 2006, compared to $33.5 million for the six month period ended June 30, 2005. The increase in revenue was primarily due to (i) patent licensing revenue of $1.5 million and $2.8 million for the three and six months ended June 30, 2006 and (ii) organic growth in sales of our product portfolio. This increase was partially offset by (i) the impact of fluctuating exchange rates relating to our international operations and (ii) the non-renewal of a few higher dollar contracts.

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

Cost of revenue decreased to $5.7 million for the three months ended June 30, 2006 from $6.0 million for the three months ended June 30, 2005. The decrease was due to (i) reductions in our international data center costs and (ii) reductions in our panel recruitment expenses over the second quarter of 2005.

Cost of revenue decreased to $11.4 million for the six months ended June 30, 2006 from $11.6 million for the six months ended June 30, 2005. The decrease was primarily due to reductions in our international data center costs, which was partially offset by additional stock based compensation expense due to the issuance of shares of restricted stock and the adoption of SFAS 123R in 2006.

As a percentage of revenue, our cost of revenue decreased to 29% from 35% for the three month periods ended June 30, 2006 and 2005, respectively, and to 30% from 35% for the six month periods ended June 30 2006 and 2005, respectively. The decreases as a percentage of revenue are primarily due to revenue growth from the launch of our new products in 2005 and prior years, and from the patent licensing revenue recognized in 2006.

Research and Development.   Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized and subsequently depreciated when the development of the software is completed.

Research and development expenses increased 10% to $3.0 million, or 15% of revenue, for the three month period ended June 30, 2006, from $2.7 million, or 16% of revenue, for the three month period ended June 30, 2005.  The increase was primarily due to increased stock compensation expense. During the three month period ended June 30, 2006, we capitalized approximately $0.6 million of payroll and related costs related to internal use software development. We will begin to amortize these software development costs in the third quarter of 2006.

Research and development expenses increased 3% to $6.0 million, or 16% of revenue, for the six month period ended June 30, 2006, from $5.8 million, or 17% of revenue, for the six month period ended June 30, 2005. The increase is primarily due to increased stock compensation expense, which was partially offset by the capitalization of engineering costs related to internally developed software projects which began in the second quarter of 2005. During the six month period ended June 30, 2006, we capitalized approximately $1.2 million of payroll and related costs related to internal use software development. We will begin to amortize these software development costs in the third quarter of 2006.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses decreased 8% to $6.6 million, or 33% of revenue, for the three month period ended June 30, 2006, from $7.2 million, or 42% of revenue, for the comparable period in 2005. Sales and marketing expenses decreased 1% to $13.4 million, or 35% of revenue, for the six month period ended June 30, 2006, from $13.6 million, or 40% of revenue, for the comparable period in 2005. The decrease was primarily due to a reduction in sales and marketing personnel in our United States and European operations.

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

General and administrative expenses increased 13% to $3.9 million, or 20% of revenue, for the three month period ended June 30, 2006, from $3.5 million, or 20% of revenue, for the comparable period in 2005. General and administrative expenses increased 20% to $7.8 million, or 20% of revenue, for the six month period ended June 30, 2006, from $6.5 million, or 19% of revenue, for the comparable period in 2005. The increase in general and administrative expenses is primarily due to (i) additional legal expenses related to a number of pending litigations and our patent enforcement program; (ii) additional professional fees; and (iii) stock-based compensation expense.

Interest Income, Net.   Interest income, net, increased 79% to $1.8 million for the three month period ended June 30, 2006, from $1.0 million for the three month period ended June 30, 2005. Interest income, net, increased 54% to $2.9 million for the six month period ended June 30, 2006, from $1.9 million for the comparable period in 2005. The increase in interest income was due to an overall higher interest yield on our investments during 2006.

Minority Interest.   Minority interest increased 78% to $0.4 million for the three month period ended June 30, 2006, from $0.2 million for the three month period ended June 30, 2005. Minority interest increased 28% to $0.5 million for the six month period ended June 30, 2006, from $0.4 million for the comparable period in 2005. The minority interest for each of these periods represents the minority share of the profits from Mediametrie NetRatings, our French subsidiary, and NetRatings Japan, our Japanese subsidiary.

Equity in Earnings of Joint Ventures.   Equity in earnings from joint ventures was $0 for each of the three month periods ended June 30, 2006 and 2005. The $56,000 recorded in the first quarter of 2005 represents our equity in the earnings of our joint venture in Italy, NetRatings Italia S.r.1. At the end of the first quarter in 2005, we purchased the remaining 50% interest in NetRatings Italia S.r.1, which resulted in its results of operations being reported in our consolidated results rather than in equity in earnings of joint ventures.

Provision for Income Taxes.   The provision for income taxes totaled $0.5 million, or 3% of revenue, and $0.7 million, or 2% of revenue, for the three and six month periods ended June 30, 2006, respectively. This expense primarily relates to income taxes related to certain of our foreign subsidiaries and the alternative minimum tax on our U.S. operations. There was no corresponding expense for the three or six month periods ended June 30, 2005 as tax provisions were offset by net operating loss carryforwards.

Operating and Net Income (Loss).   We recognized operating income of $28,000 for the three month period ended June 30, 2006 compared with an operating loss of $3.1 million for the comparable period in 2005. Operating loss decreased to $1.5 million for the six months ended June 30, 2006 from $5.5 million for the comparable period in 2005. We recognized net income of $0.9 million, or $0.03 per diluted common share, and $0.7 million, or $0.02 per diluted common share, for the three and six month periods ended June 30, 2006, respectively. For the three and six month periods ended June 30, 2005, we recorded net losses of $2.3 million, or $0.06 per common share, and $4.0 million, or $0.11 per common share, respectively.

The improvements in operating and net income were primarily due to (i) increased revenue related to fees from licensing our patents and organic growth; (ii) increased interest income; (iii) decreased amortization of intangibles; and (iv) decreased sales and marketing costs. These improvements were partially offset by (i) the amortization of stock-based compensation related to the granting of restricted stock in the second quarter of 2005 and the adoption of SFAS 123(R) in the first quarter of 2006 and (ii) increased general and administrative costs, including legal expenses related to our patent enforcement program. Net income was reduced by our provision for income taxes which was partially offset by the cumulative effect of change in accounting principle related to our adoption of SFAS 123(R) in the first quarter of 2006.

Liquidity and Capital Resources

At June 30, 2006, the Company’s cash, cash equivalents and marketable securities were $178.2 million, compared to $180.3 million at December 31, 2005.

Cash provided by operating activities was $6.6 million for the six months ended June 30, 2006, reflecting our net income of $0.7 million, non-cash expenses of $5.8 million and net working capital changes of $0.1 million. The non-cash expenses include $2.2 million for stock-based compensation, $1.8 million for depreciation and amortization of assets, $1.2 million for amortization of intangible assets, $0.5 for minority interest in net profit of consolidated subsidiaries, $0.4 million related to the cumulative effect of change in accounting principle and $0.4 million in other non-cash charges. Cash used in operating activities was $0.1 million for the six months ended June 30, 2005, reflecting our net loss of $3.9 million and working capital changes of $1.1 million, partially offset by non-cash charges of $4.9 million. The non-cash expenses include $1.5 million for amortization of intangible assets, $1.7 million for depreciation, $1.2 million for amortization of stock-based compensation, $0.4 million of minority interest and $0.1 million of other non-cash charges.

Net cash provided by investing activities for the six months ended June 30, 2006 was $15.1 million, resulting from net sales and maturities of our short-term investments of $18.4 million, which was partially offset by the acquisition of property and equipment of $3.3 million and purchase of investments. Net cash used in investing activities during the six months ended June 30, 2005 was $1.9 million. This amount reflects the acquisition of property and equipment of $2.9 million and net cash paid for acquisitions of $1.8 million, which was partially offset by net sales and maturities of our short-term investments of $2.8 million.

Net cash used in financing activities totaled $8.2 million for the six months ended June 30, 2006. In November 2005, we were authorized to repurchase up to $25 million of our common stock in the open market or in privately negotiated transactions. We completed this stock repurchase program in February 2006. During the six months ended June 30, 2006, cash paid in connection with this stock repurchase program was $11.6 million (including commissions). This was partially offset by cash provided by the exercise of options and the purchase of stock through our employee stock purchase plan. Net cash provided by financing activities totaled $3.8 for the six months ended June 30, 2005, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $178.2 million, which consisted of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of June 30, 2006, our investments had a weighted-average time to maturity of approximately 147 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and marketable securities and, accordingly, could adversely affect our net income and earnings per share. For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.4 million.

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

Patent Litigation

In the first half of 2005, NetRatings decided to launch a coordinated program to enforce its intellectual property rights against various companies that operate in the Web analytics, online advertising and related Internet technology fields. The patent enforcement program contemplates both negotiating patent licensing deals outside the litigation context and initiating patent infringement lawsuits where it is believed such a step is necessary to enforce our intellectual property rights. Pursuant to this patent enforcement program, NetRatings has filed patent infringement lawsuits against eight companies. Each of the complaints filed in these lawsuits alleged that the defendant infringes multiple patents owned or controlled by NetRatings which relate generally to the collection, analysis and reporting of information concerning Internet and/or computer usage activity. Each of the complaints seeks, among other things, injunctive relief enjoining further infringement of such patents as well as compensatory and other damages. In the fourth quarter of 2005, NetRatings and Visual Sciences, LLC settled their patent infringement litigation, and in 2006 NetRatings settled the actions it had brought against Omniture, Inc., SageMetrics Corp. and Unica Corporation and its subsidiary, Sane Solutions, Inc. Under each of these settlements, NetRatings has licensed certain of its patents in exchange for license or royalty fees payable to NetRatings.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

On June 5, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors John A. Dimling (33,937,629 affirmative votes and 619,122 withheld), Susan D. Whiting (33,656,167 affirmative votes and 900,936 withheld), David H. Harkness (33,657,700 affirmative votes and 899,501 withheld), Arthur F. Kingsbury (34,477,048 affirmative votes and 200,475 withheld), Thomas A. Mastrelli (33,265,528 affirmative votes and 1,291,575 withheld), D. Scott Mercer (34,477,348 affirmative votes and 200,175 withheld), William Pulver (33,688,439 affirmative votes and 868,312 withheld), James M. O’Hara (34,037,684 affirmative votes and 519,067 withheld) and Jerrell W. Shelton (34,477,348 affirmative votes and 200,175 withheld).

The stockholders also ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006 (with 34,582,648 shares voting for, 79,725 against and 0 shares abstaining). There were no broker non-votes in connection with this proposal.

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

Date: August 9, 2006
NETRATINGS, INC.
	By:	/s/ Todd Sloan
Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)
	By:	/s/ William Pulver
William Pulver President, Chief Executive Officer and Director