Form 10-Q
period 2006-09-30
NETRATINGS INC
filed 2006-11-09
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2006, was 35,967,265.

NETRATINGS, INC. FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,875	$34,940
Short-term marketable securities	125,752	116,731
Accounts receivable, net	20,663	16,537
Prepaid expenses and other current assets	4,182	3,867
Total current assets	194,472	172,075
Long-term marketable securities	11,300	28,581
Property and equipment, net	9,545	7,827
Intangibles, net	11,495	13,278
Goodwill	76,559	76,856
Other assets	1,800	1,637
Total assets	$305,171	$300,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,053	$2,914
Accrued liabilities	10,858	11,436
Deferred revenue	15,577	12,666
Due to related parties	6,195	7,086
Restructuring liabilities	350	1,038
Total current liabilities	36,033	35,140
Restructuring liabilities, less current portion	153	418
Total liabilities	36,186	35,558
Minority interest	2,127	1,298
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 38,510 and 37,838 at September 30, 2006 and December 31, 2005, respectively; outstanding shares: 35,066 and 35,189 at September 30, 2006 and December 31, 2005, respectively	39	38
Additional paid-in capital	453,816	450,100
Deferred compensation	—	(3,984)
Accumulated other comprehensive income (loss)	1,684	(1,441)
Treasury stock	(46,124)	(36,028)
Accumulated deficit	(142,557)	(145,287)
Total stockholders’ equity	266,858	263,398
Total liabilities and stockholders’ equity	$305,171	$300,254

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$21,600	$16,796	$59,814	$50,334
Cost of revenue(1)	5,674	5,568	17,024	17,204
Gross profit	15,926	11,228	42,790	33,130
Operating expenses:
Research and development(1)	3,312	3,298	9,273	9,107
Sales and marketing(1)	6,586	6,784	19,995	20,363
General and administrative(1)	4,364	3,553	12,125	10,039
Restructuring expense	—	1,700	—	1,700
Amortization of intangible assets(2)	594	634	1,783	2,167
Total operating expenses	14,856	15,969	43,176	43,376
Income (loss) from operations	1,070	(4,741)	(386)	(10,246)
Interest income, net	1,584	1,161	4,515	3,066
Minority interest in net profit of consolidated subsidiaries	(307)	(152)	(828)	(558)
Equity in earnings of joint ventures	—	—	—	56
Net income (loss) before provision for income taxes	2,347	(3,732)	3,301	(7,682)
Provision for income taxes	(293)	—	(940)	—
Net income (loss) before cumulative effect of change in accounting principle	2,054	(3,732)	2,361	(7,682)
Cumulative effect of change in accounting principle	—	—	369	—
Net income (loss)	$2,054	$(3,732)	$2,730	$(7,682)
Net income (loss) per share—basic:
Before cumulative effect of change in accounting principle	$0.06	$(0.10)	$0.07	$(0.21)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per common share—basic	$0.06	$(0.10)	$0.08	$(0.21)
Net income (loss) per common share—diluted:
Before cumulative effect of change in accounting principle	$0.06	$(0.10)	$0.07	$(0.21)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per common share—diluted	$0.06	$(0.10)	$0.08	$(0.21)
Shares used to compute net income (loss) per common share—basic	34,990	36,180	34,847	35,987
Shares used to compute net income (loss) per common share—diluted	35,959	36,180	35,884	35,987

(1)             Includes the following amounts of amortization of stock-based compensation:

Cost of revenue	$52	$50	$177	$100
Research and development	257	134	814	259
Sales and marketing	417	507	1,235	1,036
General and administrative	318	471	969	936
Total amortization of stock-based compensation	$1,044	$1,162	$3,195	$2,331

(2)             Amortization of intangible assets:

Cost of revenue	$444	$484	$1,333	$1,717
Sales and marketing	150	150	450	450
Total amortization of intangible assets	$594	$634	$1,783	$2,167

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$9,691	$(1,955)
INVESTING ACTIVITIES
Acquisition of property and equipment	(4,790)	(4,292)
Purchase of investments	(100,155)	(89,694)
Sale of investments	51,682	44,063
Maturity of investments	57,116	47,836
Acquisitions, net of cash acquired and investments in joint ventures	—	(1,806)
Net cash provided by (used in) investing activities	3,853	(3,893)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,841	5,049
Stock repurchases	(11,588)	—
Net cash (used in) provided by financing activities	(6,747)	5,049
Effect of exchange rate fluctuations	2,138	(409)
Net increase in cash and cash equivalents	8,935	(1,208)
Cash and cash equivalents at beginning of period	34,940	33,234
Cash and cash equivalents at end of period	$43,875	$32,026

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of NetRatings, Inc. (“NetRatings” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

As of September 30, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. As discussed in Note 6, the Company adopted SFAS 123R using the modified prospective transition method and, therefore, results for prior periods have not been restated.

The accompanying interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on management’s judgment regarding the likelihood that fees will be collected from specified customers. Management also considers the provisions of AICPA Technical Practice Aid 5100.39 in determining whether multiple contracts executed within a short period of time with a single customer should be accounted for as a single arrangement. EITF 00-21 requires certain criteria to be met in order to allocate revenue to the various elements/deliverables of the contract and recognize revenue as each element/deliverable is met.

A significant portion of the Company’s revenue is generated from its Internet media and market research products and services, which include both syndicated products and customized products.

A majority of these products and services are sold pursuant to one-year subscription agreements. The Company reviews all contracts to determine if they meet the criteria of SAB 104 and recognizes revenue from the sale of its subscription products and services and custom products and services based upon fair value as the services are performed, which is generally ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

The Company also generates revenue from its patent license agreements which are structured in a variety of ways, including as one time payments, short term payments and/or payments over an extended term. The Company recognizes this revenue when the criteria specified in SAB 104 are met. If an arrangement includes extended payment terms, the Company recognizes revenue as payments become due.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. SAB 108 addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB 108 is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008.

2.                 COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$2,054	$(3,732)	$2,730	$(7,682)
Accumulated translation adjustment	(41)	(179)	2,737	(1,591)
Unrealized gain (loss) on short-term investments	212	(91)	388	43
Comprehensive income (loss)	$2,225	$(4,002)	$5,855	$(9,230)

3.                 STOCKHOLDERS’ EQUITY

The Company computes net income (loss) per common share based on SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per share is calculated as net income (loss) divided by the weighted-average number of common shares outstanding less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period.

Prior to the quarter ended June 30, 2006, the Company had experienced net losses. As a result, common equivalent shares from stock options were excluded from the calculation of net income (loss) per common share as their effect was anti-dilutive. If the Company had recorded net income, the calculation of historical diluted earnings per share would have included approximately 1.0 million and 1.3 million additional common equivalent shares related to outstanding stock options and restricted stock awards for the three and nine month periods ended September 30, 2005, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share, determined using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) before cumulative effect of change in accounting principle	$2,054	$(3,732)	$2,361	$(7,682)
Cumulative effect of change in accounting principle	—	—	369	—
Net income (loss)	$2,054	$(3,732)	$2,730	$(7,682)
Weighted average number of shares:
Basic	34,990	36,180	34,847	35,987
Effect of dilutive stock options	592	—	574	—
Effect of dilutive restricted stock grants	377	—	463	—
Diluted	35,959	36,180	35,884	35,987
Net income (loss) per share—basic	$0.06	$(0.10)	$0.08	$(0.21)
Net income (loss) per share—diluted	$0.06	$(0.10)	$0.08	$(0.21)

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

4.                 OTHER ASSETS

Other assets include (i) receivables from the Company’s joint venture in Latin America, Ibope eRatings.com, (ii) restricted cash related to the Company’s office leases in Seattle, New York, London and Sydney, (iii) long-term security deposits and (iv) other assets. Receivables from Ibope eRatings.com, before reserves, were approximately $0.7 million and $1.0 million at September 30, 2006 and December 31, 2005 respectively.

5.                 PATENT ENFORCEMENT PROGRAM AND LICENSING REVENUE

In 2005, NetRatings commenced a patent enforcement program to protect the Company’s investments in its patented technologies related to the collection, analysis and reporting of Internet and/or computer usage and activity. The Company’s licensing arrangements may be structured in a variety of different ways, including lump sum payments, short-term payments or payments over an extended period. As a result, the Company’s licensing revenues could be significantly higher or lower from one period to a subsequent period. All legal expenses related to the Company’s patent enforcement program are included in general and administrative expenses. During the first quarter of 2006, NetRatings settled the patent infringement action it had brought against Omniture, Inc. Under the terms of the agreement, Omniture agreed to make a payment to NetRatings in the event Omniture completes an initial public offering of stock. In July 2006, Omniture completed its initial public offering, which resulted in a payment of $2.0 million to NetRatings in the third quarter of 2006. Total licensing revenue for the three and nine months ended September 30, 2006 was $2.8 million and $5.5 million, respectively. Licensing revenue for the three and nine months ended September 30, 2005 was $12 thousand and $36 thousand, respectively.

6.                 STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Among other items, SFAS 123R requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s stock-based awards include stock option grants, restricted stock awards and share issuances under the Company’s employee stock purchase plan.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after January 1, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s condensed consolidated financial statements as of September 30, 2005, and for the nine months then-ended, do not reflect the requirements of SFAS 123R. In the three months ended September 30, 2006, the Company recognized stock-based compensation expense of $1.0 million, which included $0.8 million for restricted stock awards, $0.2 million for stock option grants and $65,000 for shares issued under the Company’s employee stock purchase plan. In the nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $3.2 million, which included $2.3 million for restricted stock awards, $0.7 million for stock option grants and $0.2 million for shares issued under the Company’s employee stock purchase plan.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue	$52	$177
Research and development	257	814
Sales and marketing	417	1,235
General and administrative	318	969
Total amortization of stock-based compensation	$1,044	$3,195

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

The adoption of SFAS 123R to the Company’s unvested restricted stock awards as of January 1, 2006 resulted in a cumulative benefit from a change in an accounting principle of $0.4 million in the first quarter of 2006. This amount reflects the net cumulative impact of applying forfeiture estimates to awards for unvested compensation expense that was recorded prior to the adoption of SFAS 123R, rather than recording forfeitures when they occur as previously permitted.

Valuation Assumptions

The Company did not grant stock options during the nine months ended September 30, 2006. As of September 30, 2006 and 2005, the fair value of stock option grants and shares purchased pursuant to the Company’s employee stock purchase plan was estimated using the Black-Scholes option pricing model. The following weighted average assumption ranges were used during the nine months ended September 30, 2006:

	Nine Months Ended September 30,
	2006	2005
Stock option plan:
Risk-free interest rate	—	3.38%
Dividend yield	—	0%
Volatility	—	60%
Expected term in years	—	2.38
Employee stock purchase plan:
Risk-free interest rate	4.53 - 5.18%	3.67%
Dividend yield	0%	0%
Volatility	30 - 33%	27%
Expected life in years	0.5	0.5

Stock-Based Compensation Activity

		Restricted Stock Outstanding		Stock Options Outstanding
	Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2005	599,000	485,000	$14.96	3,110,000	$10.64
Granted	(491,000)	491,000	12.67	—	—
Exercised/released	—	(160,000)	14.98	(444,000)	9.08
Restricted stock withheld for taxes(1)	35,000	—	—	—	—
Canceled	292,000	(58,000)	14.62	(234,000)	12.94
Balance at September 30, 2006	435,000	758,000	$13.52	2,432,000	$10.70

(1)          Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain tax obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

The following table summarizes information concerning stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in years)	(in years)
$ 0.10 - $ 5.40	42,000	5.06	$4.02	$429,000	41,000	5.4	$4.00	$422,000
$ 5.82 - $ 5.82	419,000	6.44	5.82	3,523,000	326,000	6.4	5.82	2,740,000
$ 5.84 - $ 9.45	245,000	5.87	7.51	1,649,000	221,000	5.8	7.55	1,474,000
$ 9.94 - $ 11.02	108,000	4.98	10.65	386,000	104,000	4.9	10.65	374,000
$11.05 - $ 11.05	461,000	7.50	11.05	1,465,000	241,000	7.5	11.05	766,000
$11.20 - $ 11.55	261,000	5.45	11.53	706,000	260,000	5.4	11.53	702,000
$11.90 - $ 12.38	142,000	4.88	12.18	290,000	138,000	4.8	12.18	282,000
$12.51 - $ 12.51	456,000	5.08	12.51	784,000	456,000	5.1	12.51	784,000
$12.60 - $ 16.29	261,000	5.41	13.85	195,000	251,000	4.0	13.77	195,000
$17.13 - $106.83	37,000	4.84	34.49	—	33,000	—	36.23	—
$ 0.10 - $106.83	2,432,000	5.91	$10.70	$9,427,000	2,071,000	5.5	$10.88	$7,739,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.23 on the last trading day of September 2006, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of September 30, 2006, was approximately 2.0 million shares. The aggregate intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 was $0.5 million and $2.0 million, respectively.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and restricted stock awards during the nine month period ended September 30, 2006:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at December 31, 2005	936,000	$9.31	485,000	$14.96
Granted	—	—	491,000	12.67
Vested/Awarded	(339,000)	6.51	(160,000)	14.98
Forfeited	(236,000)	12.94	(58,000)	14.62
Unvested at September 30, 2006	361,000	$9.58	758,000	$13.52

As of September 30, 2006, there was $4.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s stock plan and employee stock purchase plan. Total expense is expected to be recognized over the weighted-average period of 2.0 years. The vesting of certain grants of restricted stock to executives is subject to the achievement by the Company of certain financial performance objectives. The Company has not recorded any expense related to these restricted stock grants in accordance with SFAS 123R, which requires expense to be recorded once the achievement of the financial performance objectives becomes probable.

Shares Reserved for Future Issuance

NetRatings has reserved shares of common stock for future issuance as of September 30, 2006, as follows:

Stock options and restricted stock	435,000
Employee stock purchase plan	107,000

7.                 GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2006, NetRatings finalized the purchase price allocation related to Red Sheriff S.r.l. resulting in a decrease in goodwill of approximately $0.1 million. During the nine month period ended September 30, 2006, the Company also used net operating loss carryforwards of acquired companies, resulting in a decrease in goodwill of approximately $0.3 million. Goodwill and other intangible assets, along with their weighted average lives as of September 30, 2006, consisted of the following (in thousands, except weighted average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$3,278	$2,204	7
Customer contracts	4,940	4,190	750	3
Patents and other	15,682	7,141	8,541	11
Total other intangible assets	$26,104	$14,609	$11,495
Goodwill			$76,559

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2006—$2.4 million; 2007—$2.4 million; 2008—$1.8 million; 2009—$1.4 million; and 2010—$1.1 million. As of October 1, 2005, the Company performed its annual evaluation of goodwill and other intangible assets and no impairment was indicated. The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier. The evaluation as of October 1, 2006 is in process.

8.                 RESTRUCTURING LIABILITIES

The Company’s restructuring liabilities consisted of (i) a restructuring plan approved by management and initiated in the third quarter of 2005, which included the termination of 10 employees all of which were terminated as of December 31, 2005, and (ii) an acquisition in 2002 for which a lease commitment accrual remains.

The following table summarizes activity associated with these restructuring liabilities during the nine month period ended September 30, 2006 (in thousands):

	Accrual as of December 31, 2005	Utilized Cash	Accrual as of September 30, 2006
Lease commitments and related write-down of property and equipment	$757	$(254)	$503
Employee severance benefits	699	(699)	—
Totals	$1,456	$(953)	$503

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

The following tables set forth revenue and property and equipment (in thousands):

Revenue	Three Months Ended September 30				Nine Months Ended September 30
	US	EMEA	APLA	Total	US	EMEA	APLA	Total
2006	$11,882	$5,287	$4,431	$21,600	$31,563	$15,837	$12,414	$59,814
2005	7,815	5,346	3,635	16,796	22,977	16,426	10,931	50,334

	September 30, 2006				December 31, 2005
	US	EMEA	APLA	Total	US	EMEA	APLA	Total
Property and equipment	$5,019	$1,949	$2,578	$9,545	$4,394	$1,153	$2,280	$7,827

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

On or about October 9, 2006 and October 10, 2006, three substantially similar putative class action lawsuits were filed against the Company, its directors and VNU Group B.V. (“VNU”) in the Court of Chancery of the State of Delaware in and for New Castle County arising out of VNU’s proposal to purchase for $16.00 in cash each share of the Company’s common stock that VNU or its affiliates does not currently own.  These actions purport to be brought on behalf of all of the Company's stockholders excluding the defendants and their affiliates.

The complaints in these actions generally allege that (a) VNU and the directors of the Company breached their fiduciary duties to the class, (b) the consideration offered by VNU is inadequate and constitutes unfair dealing and (c) VNU, as controlling stockholder, breached its duty to the class by acting to further its own interests at the expense of the class. The complaints seek to enjoin the proposal or, in the alternative, damages in an unspecified amount and recission in the event a merger occurs pursuant to the proposal.

The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.

11.          INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities. The Company recorded income tax provision of $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2006, primarily related to its foreign operations and the alternative minimum tax on the Company’s U.S. operations. Taxes related to the Company’s domestic operations were primarily offset by net operating loss carryforwards. No income tax provision or benefit was recorded for the three or nine month periods ended September 30, 2005, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets.

12.          SUBSEQUENT EVENTS

On October 9, 2006, the Company announced that its Board of Directors received a proposal from VNU to purchase for $16.00 in cash each share of the Company’s common stock that VNU or its affiliates does not currently own.

On October 10, 2006, the Company announced that its Board of Directors formed a special committee of independent directors to consider the proposal by VNU.

The special committee has retained Gibson, Dunn & Crutcher LLP as its legal counsel and Lehman Brothers as its financial advisor to assist it in its review of the proposal. There can be no assurance that any agreement will result from the special committee’s evaluation or negotiation of the proposal.

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

Summary

We are a leading provider of Internet audience measurement and analysis in the United States and around the world. All of our products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. VNU Group B.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, owned 60% of our outstanding common stock as of October 31, 2006.

Our revenues for the third quarter of 2006 totaled $21.6 million, compared to $19.9 million in the second quarter of 2006 and $16.8 million in the third quarter of 2005. As of September 30, 2006, we had 1,790 clients, compared to 1,734 clients as of June 30, 2006, and 1,574 clients as of September 30, 2005. The increase in our number of clients during the last year is the result of organic growth in our product portfolio.

Our revenue growth from the third quarter of 2005 to the third quarter of 2006 is due to (i) increased licensing revenue from our patent enforcement program and (ii) organic growth in our overall product portfolio. The revenue increase, however, was partially offset by (i) the impact of fluctuating exchange rates relating to our international operations and (ii) the non-renewal of a few large contracts in the first half of 2006.

Our revenue growth from the second quarter of 2006 to the third quarter of 2006 is due to (i) increased licensing revenue from our patent enforcement program, (ii) organic growth in our syndicated services and (iii) the impact of fluctuating exchange rates relating to our international operations.  We expect our revenues and client count to continue to grow as we expand our business in the U.S. and abroad, increase prices for our products and services and cross-sell our products and services to our global client base.

As of September 30, 2006, our accumulated deficit was $142.6 million. Since the beginning of 2002, we have made significant progress in reducing our operating losses and net losses. Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003, $20.2 million in 2004, $11.9 million in 2005, and our operating loss for the first nine months of 2006 was $386 thousand. Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003, $17.4 million in 2004 and $8.4 million in 2005. For the nine months ended September 30, 2006, we recorded net income of $2.4 million before taking into account the cumulative effect of a change in accounting principle. We expect that we will make further progress in improving our operating income and net income during the fourth quarter of 2006.

As of September 30, 2006, our cash and cash equivalents and marketable securities totaled $180.9 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

In conjunction with these strategic acquisitions, we have also devoted significant resources to internal product development. Our key new products and services include (i) MegaPanel, which includes our vertical offerings, such as MegaView Financial, MegaView Retail, MegaView Search, MegaView Travel and MegaView Local, and (ii) the tracking of video streams consumed online. We believe these new products and services, as well as additional MegaPanel offerings, will be important to our financial performance over the next few years.

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

We have experienced revenue growth in each of the years since we launched our first product in 1999, as demonstrated by the table below:

Years ended December 31:	Revenues (in thousands)
2000	$20,411
2001	$23,504
2002	$29,706
2003	$41,432
2004	$59,294
2005	$68,017
Nine months ended September 30:
2005	$50,334
2006	$59,814

We expect our 2006 revenues to exceed our 2005 revenues as a result of sales from our new services, the launch and expansion of our business in various international territories, increasing the prices for our products and services and cross-selling our products and services to our global client base. Our 2006 revenues also include licensing fees resulting from the patent enforcement program we commenced in 2005.

Critical Accounting Policies and Estimates

Except for the adoption of SFAS No. 123R, our significant accounting policies and estimates detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 have not changed from

December 31, 2005 to September 30, 2006. We believe, however, that the following significant accounting policies are also relevant to our financial results in 2006:

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

SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on management’s judgment regarding the likelihood that fees will be collected from specified customers. Management also considers the provisions of AICPA Technical Practice Aid 5100.39 in determining when multiple contracts executed within a short period of time with a single customer should be accounted for as a single arrangement. EITF 00-21 requires certain criteria to be met in order to allocate revenue to the various elements/deliverables of the contract and recognize revenue as each element/deliverable is met.

We sell a majority of our products and services pursuant to one-year subscription agreements. We review all contracts to determine if they meet the criteria of SAB 104 and recognize revenue from the sale of our subscription products and services and our custom products and services based upon fair value as the services are performed, which is generally ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

Our patent license agreements are structured in a variety of ways, including as one time payments, short term payments and/or payments over an extended term. We recognize this revenue when the criteria specified in SAB 104 are met. If an arrangement includes extended payment terms, we recognize revenue as the payments become due.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we measure compensation expense for our stock-based compensation plans using the fair value method as defined in SFAS No. 123R. Under SFAS 123R, stock-based compensation expense is calculated based on the value of the award on the date of grant and is recognized as expense on a straight line basis over the vesting period. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the amount of stock-based awards that are expected to be forfeited. In addition, the vesting of certain grants of restricted stock to executives is subject to our achievement of certain financial performance objectives. Compensation expense related to these financial performance based grants is recorded when management assesses that we will achieve the financial performance objectives. Determining the probability of meeting a financial performance objective requires judgment, including forecasting the future financial results of the company. To the extent actual results or updated estimates differ from our prior estimates, such amounts will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted.

Internal-Use Software

Included in fixed assets is the capitalized cost of internal-use software, including software used to upgrade and enhance our processes for our products. As required by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life, which we estimate to be three years. Costs incurred related to the design or maintenance of internal-use software are expensed as incurred. Management uses its judgment to determine the point at which the application development stage for a given project commences.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three and nine months indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of revenue	26%	33%	28%	34%
Gross profit	74%	67%	72%	66%
Operating expenses:
Research and development	15%	20%	16%	18%
Sales and marketing	30%	40%	33%	40%
General and administrative	20%	21%	20%	20%
Restructuring expense	—	10%	—	3%
Amortization of intangible assets	3%	4%	3%	4%
Total operating expenses	68%	95%	72%	85%
Gain (loss) from operations	6%	(28)%	—	(19)%
Interest income, net	7%	7%	8%	6%
Minority interest in net profit of consolidated subsidiaries	(1)%	(1)%	(1)%	(1)%
Net income (loss) before provision for income taxes	12%	(22)%	7%	(14)%
Provision for income taxes	(1)%	—	(2)%	—
Net income (loss) before cumulative effect of change in accounting principle	11%	(22)%	5%	(14)%
Cumulative effect of change in accounting principle	—	—	1%	—
Net income (loss)	11%	(22)%	6%	(14)%

Revenue.   We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services. We also receive revenues from licensing our patents.

As of September 30, 2006, 1,790 customers worldwide subscribed to our products and services compared to 1,734 customers worldwide as of June 30, 2006. The increase of 56 customers since June 30, 2006 is the result of organic growth in our global customer base. We expect our global customer base to increase in the next few quarters as we expand our product portfolio in our existing geographic markets and expand into new geographical markets.

Our global client renewal rate was 83% for the third quarter of 2006, an increase over the global client renewal rate of 78% for the third quarter of 2005 but a decrease over the global client renewal rate of

86% for the second quarter of 2006. Our global average sales price was $43,000 for the third quarter of 2006 and $45,000 for the third quarter of 2005. The decrease in average sales price was due to (i) an increase in sales of our SiteCensus service, which typically have a lower average sales price than our other products and services, and (ii) the non-renewal of a few large contracts in the first half of 2006. During the quarter ended September 30, 2006, no customer accounted for more than 10% of our revenue.

Revenue increased 29% to $21.6 million for the three month period ended September 30, 2006, compared to $16.8 million for the three month period ended September 30, 2005. Revenue increased 19% to $59.8 million for the nine month period ended September 30, 2006, compared to $50.3 million for the nine month period ended September 30, 2005. The increase in revenue was primarily due to (i) patent licensing revenue of $2.8 million and $5.5 million for the three and nine months ended September 30, 2006, respectively, and (ii) organic growth in sales of our product portfolio. This increase was partially offset by (i) the impact of fluctuating exchange rates relating to our international operations and (ii) the non-renewal of a few large contracts in the first half of 2006.

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

Cost of revenue increased to $5.7 million for the three months ended September 30, 2006 from $5.6 million for the three months ended September 30, 2005. The increase was primarily due to increases in our panel recruitment expenses, partially offset by a reduction in our international data center personnel, hosting and maintenance costs.

Cost of revenue decreased to $17.0 million for the nine months ended September 30, 2006 from $17.2 million for the nine months ended September 30, 2005. The decrease was primarily due to a reduction in our international data center personnel, hosting and maintenance costs, which was partially offset by (i) additional stock based compensation expense due to the issuance of shares of restricted stock and the adoption of SFAS 123R in 2006, (ii) expenses related to additional capital expenditures in our international data centers and (iii) increased MegaPanel recruitment expenses.

As a percentage of revenue, our cost of revenue decreased to 26% from 33% for the three month periods ended September 30, 2006 and 2005, respectively, and to 28% from 34% for the nine month periods ended September 30, 2006 and 2005, respectively. The decreases as a percentage of revenue are primarily due to (i) revenue growth from the launch of our new products in 2005 and prior years, (ii) reduction in international data center personnel and (iii) the patent licensing revenue recognized in 2006.

Research and Development.   Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized and subsequently depreciated when the development of the software is completed.

Research and development expenses remained relatively unchanged at $3.3 million, or 15% of revenue, for the three month period ended September 30, 2006, comparable to $3.3 million, or 20% of revenue, for the three month period ended September 30, 2005.  Increased stock compensation expense and additional amortization of capitalized software were offset by reductions in research and engineering personnel.  During the three month period ended September 30, 2006, we capitalized approximately $0.3 million of payroll and related costs related to internal use software development.

Research and development expenses increased 2% to $9.3 million, or 16% of revenue, for the nine month period ended September 30, 2006, from $9.1 million, or 18% of revenue, for the nine month period ended September 30, 2005. The increase is primarily due to increased stock compensation expense and increased engineering personnel in the US and Asia-Pacific region, which were partially offset by the capitalization of engineering costs related to internally developed software projects which began in the third quarter of 2005. During the nine month period ended September 30, 2006, we capitalized approximately $1.5 million of payroll and related costs related to internal use software development. We began to amortize some of these software development costs in the third quarter of 2006.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses decreased 3% to $6.6 million, or 30% of revenue, for the three month period ended September 30, 2006, from $6.8 million, or 40% of revenue, for the comparable period in 2005. Sales and marketing expenses decreased 2% to $20.0 million, or 33% of revenue, for the nine month period ended September 30, 2006, from $20.4 million, or 40% of revenue, for the comparable period in 2005. The decrease was primarily due to a reduction in sales and marketing personnel in our United States and European operations.  This reduction was partially offset by additional stock based compensation expense.

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

General and administrative expenses increased 23% to $4.4 million, or 20% of revenue, for the three month period ended September 30, 2006, from $3.6 million, or 21% of revenue, for the comparable period in 2005. General and administrative expenses increased 21% to $12.1 million, or 20% of revenue, for the nine month period ended September 30, 2006, from $10.0 million, or 20% of revenue, for the comparable period in 2005. The increase in general and administrative expenses is primarily due to (i) additional legal expenses related to our patent enforcement program, (ii) additional professional fees and (iii) additional stock-based compensation expense.

Interest Income, Net.   Interest income, net, increased 36% to $1.6 million for the three month period ended September 30, 2006, from $1.2 million for the three month period ended September 30, 2005. Interest income, net, increased 47% to $4.5 million for the nine month period ended September 30, 2006, from $3.1 million for the comparable period in 2005. The increase in interest income was primarily due to an overall higher interest yield on our investments during 2006.

Minority Interest.   Minority interest increased 102% to $0.3 million for the three month period ended September 30, 2006, from $0.2 million for the three month period ended September 30, 2005. Minority interest increased 48% to $0.8 million for the nine month period ended September 30, 2006, from $0.6 million for the comparable period in 2005. The minority interest for each of these periods represents the minority share of the profits from Mediametrie NetRatings, our French subsidiary, and NetRatings Japan, our Japanese subsidiary.

Equity in Earnings of Joint Ventures.   Equity in earnings from joint ventures was $0 for each of the three month periods ended September 30, 2006 and 2005. The $56,000 recorded in the first quarter of 2005 represents our equity in the earnings of our joint venture in Italy, NetRatings Italia S.r.l. At the end of the first quarter in 2005, we purchased the remaining 50% interest in NetRatings Italia S.r.l, which resulted in its results of operations being reported in our consolidated results rather than in equity in earnings of joint ventures.

Provision for Income Taxes.   The provision for income taxes totaled $0.3 million, or 1% of revenue, and $0.9 million, or 2% of revenue, for the three and nine month periods ended September 30, 2006, respectively. This expense primarily relates to income taxes related to certain of our foreign subsidiaries and the alternative minimum tax on our U.S. operations. There was no corresponding expense for the three or nine month periods ended September 30, 2005 as tax provisions were offset by net operating loss carryforwards.

Operating and Net Income (Loss).   We recognized operating income of $1.1 million for the three month period ended September 30, 2006 compared with an operating loss of $4.7 million for the comparable period in 2005. Operating loss decreased to $0.4 million for the nine months ended September 30, 2006 from $10.2 million for the comparable period in 2005. We recognized net income of $2.1 million, or $0.06 per diluted common share, and $2.7 million, or $0.08 per diluted common share, for the three and nine month periods ended September 30, 2006, respectively. For the three and nine month periods ended September 30, 2005, we recorded net losses of $3.7 million, or $0.10 per common share, and $7.7 million, or $0.21 per common share, respectively.

The improvements in operating and net income were primarily due to (i) increased revenue resulting from organic growth and patent licensing, (ii) decreased amortization of intangibles and (iii) decreased sales and marketing costs. These improvements were partially offset by (i) the amortization of stock-based compensation related to the granting of restricted stock in the second quarter of 2005 and the adoption of SFAS 123R in the first quarter of 2006 and (ii) increased general and administrative costs, including legal expenses related to our patent enforcement program. Net income also increased due to an increase in interest income and the cumulative effect of the change in accounting principle related to our adoption of SFAS 123R in the first quarter of 2006.

Liquidity and Capital Resources

At September 30, 2006, the Company’s cash, cash equivalents and marketable securities were $180.9 million, compared to $180.3 million at December 31, 2005.

Cash provided by operating activities was $9.7 million for the nine months ended September 30, 2006, reflecting our net income of $2.7 million and non-cash expenses of $8.9 million, partially offset by net working capital changes of $2.1 million. The non-cash expenses include $3.2 million for stock-based compensation, $3.1 million for depreciation and amortization of assets, $1.8 million for amortization of intangible assets, $0.8 million for minority interest in net profit of consolidated subsidiaries, ($0.4) million related to the cumulative effect of  the change in accounting principle and $0.6 million in other non-cash charges. Cash used in operating activities was $2.0 million for the nine months ended September 30, 2005, reflecting our net loss of $7.7 million and cash used in working capital changes of $2.1 million, which were partially offset by non-cash charges of $7.8 million. The net loss included a restructuring charge of $1.7 million in the third quarter of 2005.  The non-cash expenses include $2.6 million for depreciation, $2.3 million for amortization of stock-based compensation, $2.2 million for amortization of intangible assets, $0.6 million of minority interest and $0.2 million of other non-cash charges.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $3.9 million, resulting from net sales and maturities of our short-term investments of $8.7 million, which was partially offset by the acquisition of property and equipment of $4.8 million. Net cash used in investing activities during the nine months ended September 30, 2005 was $3.9 million reflecting the acquisition of property and equipment of $4.3 million, net cash paid for acquisitions of $1.8 million and net sales of our short-term investments of $2.2 million.

Net cash used in financing activities totaled $6.7 million for the nine months ended September 30, 2006. In November 2005, we were authorized to repurchase up to $25 million of our common stock in the open market or in privately negotiated transactions. We completed this stock repurchase program in

February 2006. During the nine months ended September 30, 2006, cash paid in connection with this stock repurchase program was $11.6 million (including commissions).  This was partially offset by cash provided by the exercise of options and the purchase of stock through our employee stock purchase plan.  Net cash provided by financing activities totaled $5.0 million for the nine months ended September 30, 2005, reflecting stock issued as a result of the exercise of options and our employee stock purchase plan.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $180.9 million, which consisted of cash and highly liquid, short and long-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of September 30, 2006, our investments had a weighted-average time to maturity of approximately 164 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted by a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Declines of interest rates over time will reduce our interest income from our cash and cash equivalents and marketable securities and, accordingly, could adversely affect our net income and earnings per share. For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.5 million.

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

PART II
OTHER INFORMATION

Item 1.                        Legal Proceedings.

Patent Litigation

In the first half of 2005, NetRatings decided to launch a coordinated program to enforce its intellectual property rights against various companies that operate in the Web analytics, online advertising and related Internet technology fields. The patent enforcement program contemplates both negotiating patent licensing deals outside the litigation context and initiating patent infringement lawsuits where it is believed such a step is necessary to enforce our intellectual property rights.  In September 2006, NetRatings settled the patent infringement lawsuit it had brought against Coremetrics, Inc. Under the terms of the settlement, NetRatings has licensed certain of its patents to Coremetrics in exchange for license or royalty fees payable to NetRatings.

In October 2006, NetRatings filed patent infringement lawsuits against WebTrends, Inc., TACODA, Inc. and Digital River, Inc. and its subsidiary, Fireclick, Inc. Each of the complaints filed in these lawsuits alleged that the defendant infringes patents owned or controlled by NetRatings which relate generally to the collection, analysis and reporting of information concerning Internet and/or computer usage activity. Each of the complaints seeks, among other things, injunctive relief enjoining further infringement of such patents as well as compensatory and other damages.  In addition to these four lawsuits, NetRatings has patent infringement suits pending against WebSideStory, Inc., WhenU.com, Inc., and 180solutions, Inc.

VNU Proposal

On or about October 9, 2006 and October 10, 2006, three substantially similar putative class action lawsuits were filed against the Company, its directors and VNU Group B.V. (“VNU”) in the Court of Chancery of the State of Delaware in and for New Castle County arising out of VNU’s proposal to purchase for $16.00 in cash each share of the Company’s common stock that VNU or its affiliates does not currently own.  These actions purport to be brought on behalf of all of the Company's stockholders excluding the defendants and their affiliates.

The complaints in these actions generally allege that (a) VNU and the directors of the Company breached their fiduciary duties to the class, (b) the consideration offered by VNU is inadequate and constitutes unfair dealing and (c) VNU, as controlling stockholder, breached its duty to the class by acting to further its own interests at the expense of the class. The complaints seek to enjoin the proposal or, in the alternative, damages in an unspecified amount and recission in the event a merger occurs pursuant to the proposal.

The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.

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

Item 6.                        Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated ByLaws of NetRatings, Inc. (as adopted by the Board of Directors in December 1999).
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: November 9, 2006
NETRATINGS, INC.
	By:	/s/ TODD SLOAN
Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer And Secretary (Principal Accounting and Financial Officer)
	By:	/s/ WILLIAM PULVER
William Pulver President, Chief Executive Officer and Director