Form 10-K
period 2006-12-31
NETRATINGS INC
filed 2007-03-16
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27907

NETRATINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0461990
(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification No.)
120 West 45th Street, 35th Floor
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 703-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the Nasdaq Global Market on June 30, 2006, was $190,982,611.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2007 was 36,092,266.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

None.

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

Our primary products and services include NetView, MegaPanel, SiteCensus, VideoCensus, AdRelevance, @Plan and Homescan Online. We also offer custom and analytical services to help clients better utilize and leverage our products and services to meet their specific media and market research goals and objectives. NetView, which is our original product, provides in-depth measurement of audience behavior for the World Wide Web and the digital media universe, including proprietary channels, instant messaging, media players and other online applications. MegaPanel provides increased breadth and depth of Internet behavior and activity for the market research industry, including detailed e-commerce transaction information. SiteCensus offers extensive Web analytical services based on a Web site’s actual traffic flows and visitor behavior. VideoCensus, which we recently launched, provides insight into video streams consumed online. AdRelevance offers comprehensive and accurate information on online advertising expenditures, including where, when, how and how much companies are advertising online. @Plan is a leading resource for demographic, lifestyle and product preferences to guide advertisers, agencies, Web publishers and others in their online marketing and media planning strategies. Homescan Online, which is a joint product with ACNielsen Corporation, combines ACNielsen’s offline consumer retail purchasing data with our in-depth Internet audience measurement data. Our custom and analytical services offer customized research and advisory services from experienced industry experts.

Our products and services are currently sold in the United States and in numerous countries throughout Europe, Asia Pacific and Latin America. In France, Japan and Brazil, we have partnered with leading local market research and information services companies to market and sell some of our products and services. We have a highly diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. As of December 31, 2006, we had 1,851 clients.

In 1998 and 1999, we formed strategic relationships with Nielsen Media Research, the leading source of television audience measurement and related services in the United States, and ACNielsen, a leading global provider of market research information and analysis. We believe that our strategic relationships with Nielsen Media Research and ACNielsen, both of which are subsidiaries of The Nielsen Company

B.V., provide us with a unique opportunity to leverage their brands, expertise and industry relationships to facilitate the rapid acceptance and deployment of our diverse portfolio of products and services.

Recent Developments—Merger with Nielsen Media Research

The Nielsen Company B.V., through its subsidiaries, owned approximately 60% of our outstanding common stock as of February 28, 2007. On February 5, 2007, we, Nielsen Media Research and NTRT Acquisition Sub, Inc., a newly-formed and wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into us, which will result in The Nielsen Company and its subsidiaries owning all of our common stock. Upon completion of the merger, holders of our common stock (other than Nielsen Media Research, any other direct or indirect subsidiary of The Nielsen Company and any stockholders who perfect their appraisal rights under Delaware law) will have the right to receive $21.00 in cash, without interest, for each share of our common stock held immediately prior to completion of the merger. For more information regarding the proposed transaction, please see the preliminary proxy statement filed by us with the SEC, and the related Schedule 13E-3 filed with the SEC by us, The Nielsen Company, Nielsen Media Research, ACNielsen, NTRT Acquisition Sub and Valcon Acquisition Holding (Luxembourg) S.a.r.l. The Nielsen Company is a wholly-owned indirect subsidiary of Valcon Acquisition Holding (Luxembourg) S.a.r.l.

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

NetView

Our NetView service, which includes syndicated and custom reports, provides detailed Internet audience information collected from our high-quality, representative panels of computer and Internet users. We currently operate NetView panels in ten locations around the world and track a large majority of global online activity. In addition to “at-home” panels, which measure Internet activity from the home computer, we also operate “at-work” panels, which collect data on Internet usage at the workplace, and “combo-panels,” which measure both home and work activity and allow us to calculate the audience duplication to accurately report the true combined audience.

In order to obtain a representative sample of the total Internet user population, our NetView panels are constructed using a process called random digit dialing, or RDD, which involves recruiting panel members by calling randomly selected telephone numbers. RDD is the cornerstone of the Nielsen methodology, which has been successfully established as the currency for television audience measurement. Eligible households, namely those with a PC and Internet access, are recruited to participate in the panel. Those that agree to participate are mailed a membership packet that includes tracking software and installation instructions and are given a small incentive for their participation. Once installed on a panelist’s computer, our tracking software requires virtually no panelist intervention, and software updates are automatic. All panelist data is automatically encrypted prior to transmission to help ensure the privacy of panelist data. In certain international markets, we supplement our NetView panels with panelists recruited through various online methods, including online surveys and sweepstakes offers, in order to obtain an even deeper understanding of Internet audience behavior and use.

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

MegaPanel

Our MegaPanel service is designed to address the expanding need for accurate Internet market research data and intelligence. The core feature of our MegaPanel service is a very large panel of computer and Internet users, representing a broad cross-section of home, work and university users. Because of the panel’s size and scope, our MegaPanel service allows us to provide increased breadth and depth of data, integration of online and offline datasets and more advanced custom reporting. Currently available in the United States, Germany and France, MegaPanel delivers detailed information that can be used to understand in-depth consumer attitudes and behavior. Combined with comprehensive demographic and trend data, MegaPanel demonstrates how people react and respond to companies’ products, services, brands and promotions—both on and off the Internet. We believe that our MegaPanel service complements our NetView service in assisting clients in integrating the Internet into their global marketing strategies.

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

•       MegaView Local:   Our local market reporting provides in-depth rankings of Web site performance at the local market level. A valuable tool for local publishers and national publishers focusing on local marketing, the local market report provides site traffic rankings by Designated Market Area (DMA) as well as demographic profiles and category rankings on a local market basis.

SiteCensus

In April 2003, we launched our SiteCensus service, a census-based site measurement service designed to address the emerging business needs of media companies, Web publishers and other online companies looking for comprehensive data and research metrics about their own Web sites or networks. In December 2003, we acquired Red Sheriff, a global provider of various Web site measurement services. This acquisition significantly expanded our SiteCensus business and our ability to offer SiteCensus in new global regions. We currently offer SiteCensus in over 20 countries around the world.

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

The SiteCensus service is provided through use of a page-tagging system. When encoded in any Web site page or component of Web site page (such as an advertisement), the tag provides an accurate and direct count of every page view, visitor and click in real-time. Page-tagging allows a client to track their entire online audience, including traffic from wireless and hand-held devices, Internet appliances, shared home and office computers and university PCs, as well as public terminals such as libraries and Internet cafes. Data captured from the tags are warehoused, classified and statistically analyzed. A variety of comprehensive reports and metrics are available to clients through a Web-based interface, which can be customized to meet a client’s specific online objectives.

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

VideoCensus

In the fourth quarter of 2006, we launched our VideoCensus service in the United States, which provides detailed information on video streams consumed online. With an ever increasing amount of video being viewed online, understanding how many times a video is viewed and who is viewing such videos is becoming more and more critical to online publishers, advertisers and agencies. VideoCensus addresses this market need by delivering unbiased, third party insight into the competitive audience usage of streaming media.

VideoCensus combines the metering technology used in our NetView and MegaPanel services with our SiteCensus technology to address and harmonize the differences between panel-based and server-based counts of streaming media consumption. VideoCensus works by installing a piece of code on a Web site’s video player or in a video stream, which causes the viewer’s browser to notify or “ping” our servers with the relevant details of the stream whenever any browser views a video on the Web site. Our meter technology, which resides on the PCs of our panelists, sees the ping, or URL request, and immediately recognizes, records and parses the URL, extracting the relevant information (including program title, program type, publisher name and video section). Current metrics reported in VideoCensus include the projected number of households and at-work users who viewed a video stream, projected number of video streams viewed, total count of actual streams and demographic information regarding those who viewed the video streams. We expect to include additional metrics, such as the actual time spent viewing a video stream, summary metrics by time of day and the program name and type, as we continue to develop and expand our VideoCensus service in 2007.

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

AdRelevance

We offer advertising measurement products and services around the world through our AdRelevance service, which we acquired in April 2002. We currently offer the service in sixteen markets outside the United States. We expect that we will continue to launch AdRelevance in additional international markets that are experiencing growth in online advertising.

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

Homescan Online

In November 2003, we jointly announced with ACNielsen the launch of Homescan Online, a product designed to improve the effectiveness of online marketing for the consumer packaged goods (CPG) industry and Web publishers. ACNielsen’s Homescan consumer panel records the offline purchasing behavior of thousands of panelists using ACNielsen’s proprietary in-home UPC code scanners. Homescan Online combines the offline and online data from thousands of members of ACNielsen’s Homescan consumer panel who have also agreed to allow us to track their Internet activity and behavior. As a result, Homescan Online integrates consumer retail purchasing of thousands of CPG brands and online visitors to a vast array of Web sites, enabling CPG marketers to better understand where their consumers are going online and what effect their online marketing is having on offline retail sales. The service also enables Web publishers to more effectively market themselves to the CPG industry by helping CPG marketers better target Web site audiences by their specific brand consumption.

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

•       Post Campaign Sales Effectiveness:   Working with a leading publisher, we used SiteCensus technology to track an ad campaign for a larger brand marketer. By linking the advertising exposure to the Homescan Online panelists we were able to provide a measurement of the incremental volume and dollar sales generated by exposure to the online advertising campaign. This information allowed the advertiser to quantitatively understand the dollar return on its overall online marketing investment.

•       Behavioral Analysis for High Consideration Projects:   On behalf of a leading automotive manufacturer, we surveyed a representative of our MegaPanel to identify those who recently purchased a new car, or that intended to do so shortly. We then provided a detailed analysis of the Web sites visited during the purchase consideration process to help the client understand where it should place its online advertising, and the role that its own Web site plays.

STRATEGIC RELATIONSHIP WITH THE NIELSEN COMPANY B.V.

The Nielsen Company B.V., through its subsidiaries, controls a majority of our outstanding voting stock and our Board of Directors. On February 5, 2007, we, Nielsen Media Research and NTRT Acquisition Sub, Inc., a newly-formed and wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into us, which will result in The Nielsen Company and its subsidiaries owning all of our common stock.

The Nielsen Company is a global leader in market research, providing measurement and analysis of marketplace dynamics, consumer behavior and audience measurement. We believe that our strategic relationship with The Nielsen Company and its subsidiaries, particularly Nielsen Media Research and ACNielsen, provides us with a unique opportunity to leverage their brands, industry relationships and overall expertise in order to expand our products and services around the globe. Since 1999, we have marketed our services under the Nielsen//NetRatings brand.

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

ACNielsen, which was founded over 75 years ago, is a global leader in providing business information, analysis and insights to CPG companies, their brokers and retail organizations. In September 1999, we established ACNielsen eRatings.com, a joint venture with ACNielsen, to develop and maintain audience measurement panels and to market our products and services in international markets. From the formation of the joint venture until May 2002, we had a 19.9% voting interest in the venture, and ACNielsen had an 80.1% voting interest in the venture. In May 2002, we acquired all of ACNielsen eRatings.com and entered into a services agreement with ACNielsen pursuant to which ACNielsen provides us with certain back-office services for a period of up to five years. During 2006, we completed the process of transitioning these services out of ACNielsen in certain countries, although ACNielsen still provides these services in several international jurisdictions.

SALES AND MARKETING

As of December 31, 2006, we had 1,851 clients. Our global client base is a diverse group of large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. The users of our products and services at our client companies hold diverse positions, demonstrating the importance of online media and market research to a company’s overall strategy and development. In addition to marketing and business development executives, our users include chief executive officers and presidents, and operations, strategic planning and information technology executives. No client accounted for more than 10% of our revenues in 2006.

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

Our primary marketing objectives are to cross-market new products and services to our global clients and to leverage and build upon Nielsen//NetRatings’ brand awareness throughout our target audiences. To achieve these goals, we engage in a number of marketing activities, including direct e-mail campaigns, conference presentations, industry tradeshow participation, webinars, involvement with industry organizations such as the Interactive Advertising Bureau, the Online Publishers Association, Shop.org, and the Advertising Research Foundation, as well as aggressive public relations. We provide the media with timely insights regarding current events and identify emerging Internet trends, generating valuable press coverage. We maintain strong relationships with key business and trade press including The Associated Press, Reuters, The Wall Street Journal, The New York Times, CNN, BusinessWeek, USA Today, San Jose Mercury News, Hollywood Reporter, Chicago Tribune, Sports Business Journal, American Banker, Internet Retailer, Women’s Wear Daily and many other media outlets. Our analysts are regularly featured on television and radio broadcasts, including segments on CNBC, CNN and NPR.

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

We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. We currently own six issued patents in the United States with regard to our Internet and/or computer use tracking and monitoring technology (U.S. Patent No. 5,675,510; U.S. Patent No. 6,115,680; U.S. Patent No. 5,796,952; U.S. Patent No. 6,138,155; U.S. Patent No. 6,643,696; and U.S. Patent No. 6,763,386). Patents for the technology covered by these six patents have also been issued in various foreign countries, including Japan, Canada, Australia, Israel, New Zealand, South Korea and Mexico. We also have other patents and pending patent applications which relate to our proprietary technology, including pending patent applications for our AdRelevance technology. In addition, we own an undivided fifty percent ownership interest in U.S. Patent No. 6,108,637, which relates to the monitoring of computer uses, and the patents for this technology which have been issued in many other jurisdictions.

In the first half of 2005, we launched a program to enforce our intellectual property rights against various companies that compete against us in the Internet technology fields. As part of this program, we initiated patent infringement lawsuits in 2005 and 2006 against a number of companies and also entered into licensing discussions with a few other companies. In the fourth quarter of 2005, we settled one of the patent infringement lawsuits we had filed, and in 2006 we settled four additional patent infringement lawsuits. Under each of these settlements, we have licensed certain of our patents in exchange for license or royalty fees payable to us. We cannot be sure that we will prevail in any of our remaining litigations, and these lawsuits could result in a finding that our patents are invalid and divert resources from the operation of our business.

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

Our SiteCensus service operates on an around-the-clock global infrastructure. The service’s Web site measurement tags measure a Web site visitor’s experience and deliver the information back to our high capacity measurement collection network consisting of eleven fully redundant global data centers. The SiteCensus measurement network currently captures in excess of 350 gigabytes worth of new measurement information from over one billion transactions on a daily basis. In addition, the SiteCensus technology supports a variety of different software implementations of its measurement techniques, including pure Java, Java with CGI and CGI only.

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

EMPLOYEES

As of December 31, 2006, we had 397 full-time employees. Our employees in the United States are not covered by a collective bargaining agreement. Outside of the United States, we are subject to extensive regulation with respect to our employees in various jurisdictions. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

AVAILABLE INFORMATION

We make available on our website (http://www.netratings.com) under “About”_ “Investor Relations”_ “SEC Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

IF THE MERGER IS NOT COMPLETED, OUR STOCK PRICE MAY FALL AND THERE MAY BE A NEGATIVE IMPACT ON OUR ONGOING BUSINESS

On February 5, 2007, our company, Nielsen Media Research and NTRT Acquisition Sub, Inc., a wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into us, which will result in us becoming wholly-owned by The Nielsen Company and its subsidiaries. In the event that the merger is not completed for any reason, NetRatings stockholders will not receive any payment for their shares in connection with the merger. Instead, we will remain a publicly held, majority-owned subsidiary of Nielsen Media Research and its affiliates, the common stock of NetRatings will continue to be listed and traded on the NASDAQ Global Market and our stockholders will continue to be subject to the same risks and opportunities as they currently have with respect to their ownership of our common stock. If the merger is not completed, there can be no assurance as to the effects of these risks and opportunities on the future value of your NetRatings common stock, including the risk that the market price of the NetRatings common stock may decline to the extent that the current market price of the NetRatings common stock reflects a market assumption that the merger will be completed or for other reasons. If the merger agreement is not adopted by our stockholders in the required manner, or the merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to NetRatings will be offered, whether by Nielsen Media Research or another person, or even if offered by another person, that Nielsen Media Research, as a majority stockholder of NetRatings, would support it. For more information regarding the merger, including the closing conditions for the merger, please see the preliminary proxy statement filed by us with the SEC on February 28, 2007.

THE AGREEMENT AND PLAN OF MERGER RESTRICTS OUR ABILITY TO TAKE CERTAIN ACTIONS PENDING THE CLOSING OF THE MERGER

In the Agreement and Plan of Merger signed by us on February 5, 2007, we have agreed that, except as agreed to by Nielsen Media Research and subject to certain exceptions, we will not take certain actions pending the closing of the merger. Our inability to take certain actions pending the merger that our management may deem desirable could have a negative impact on our business or the future prospects for our company. For more information regarding the merger, including the limitations on our ability to operate pending the merger, please see the preliminary proxy statement filed by us with the SEC on February 28, 2007.

WE MAY BE UNABLE TO SUSTAIN PROFITABILITY

We incurred net losses of $25.1 million for the year ended December 31, 2003, $17.4 million for the year ended December 31, 2004 and $8.4 million for the year ended December 31, 2005. For the year ended December 31, 2006, we recorded net income of $2.8 million. As of December 31, 2006, our accumulated deficit was $142.5 million. We intend to continue to incur significant expenditures as our company grows and as we expand our portfolio of products and services. As a result, we will need to generate significant additional revenue to maintain profitability. We may not be able to achieve significant revenue growth in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenue to sustain profitability.

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

IF OUR NEW PRODUCTS OR SERVICES DO NOT GENERATE THE REVENUES THAT WE ANTICIPATE, OUR FINANCIAL RESULTS WILL SUFFER

During the past few years, we launched a number of new products and services that we believe will generate interest in the marketplace and result in increased revenues in the coming years. Our financial results in the future will depend in part on the success of these new product initiatives and our ability to generate meaningful revenues from them. If we fail in our efforts to market and sell these new products and services, our financial results will be negatively affected. Furthermore, we believe that our new products and services fill gaps in our product portfolio and that the introduction of new products will not result in decreased sales of our existing products. If we are mistaken in our view of the marketplace, and the introduction of these new products results in decreased sales of our existing portfolio, then our financial results will also be negatively affected.

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

We derive a large percentage of our revenue from annual subscriptions for our services and we expect that subscription revenue will continue to account for a large percentage of our revenue in the future. Any unexpectedly low renewal rates or a reduction in the number of subscription products and services that we are able to sell to existing customers would harm our operating results and could prevent us from maintaining profitability. To date, renewals have been an essential element of our revenue growth. We cannot assure you that we will be able to achieve or sustain high renewal rates, particularly during an economic downturn. Additionally, because many Internet-related businesses are still in the early stages of development, consolidations in our customer base or the failure of a significant number of our customers’ businesses could cause a decline in renewal rates for our products and services.

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

THE NIELSEN COMPANY B.V., THROUGH ITS WHOLLY-OWNED SUBSIDIARIES NIELSEN MEDIA RESEARCH AND ACNIELSEN, CONTROLS A MAJORITY OF OUR OUTSTANDING STOCK AND ITS REPRESENTATIVES CONSTITUTE A MAJORITY OF OUR BOARD OF DIRECTORS

The Nielsen Company B.V., through its wholly-owned subsidiaries Nielsen Media Research and ACNielsen, has a majority stock ownership position in NetRatings, which enables it to control the direction and policies of NetRatings, including the election of our board of directors, amendment of our certificate of incorporation, and decisions regarding mergers, acquisitions, consolidations and the sale of all or substantially all of our assets.

In addition, The Nielsen Company can control or influence the terms of our important commercial transactions, including our strategic relationships with Nielsen Media Research and ACNielsen. The Nielsen Company’s representatives on our board are expected to recuse themselves from deliberations in which they have a conflict of interest. However, these directors may take actions that favor The Nielsen Company’s interests over the interests of other stockholders, as a result, for instance, of conflicts of interest that are not apparent at the time of such actions.

WE ARE DEPENDENT ON NIELSEN MEDIA RESEARCH AND ACNIELSEN FOR VARIOUS SERVICES RELATED TO OUR DOMESTIC AND INTERNATIONAL OPERATIONS

Our NetView Internet audience measurement panel in the United States has been developed and is maintained by Nielsen Media Research as part of our strategic relationship with that company. In addition, ACNielsen has granted us a license to use ACNielsen’s sampling methodology and the “Nielsen” name outside North America in the Internet audience measurement business. Accordingly, we expect that our business will be substantially dependent upon these arrangements for the continued maintenance of our international Internet audience measurement panels and for other international business operations. Any failure on the part of Nielsen Media Research to devote adequate resources to the development or maintenance of such panels, or any failure on the part of Nielsen Media Research, ACNielsen or our other business partners to maintain the overall quality of these methodologies or to develop alternative sampling methodologies, will harm our business. In addition, Nielsen Media Research may terminate its obligations with respect to Internet audience measurement panels in the event it no longer holds at least 5% of our outstanding stock on a fully-diluted basis.

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

THE AUDIENCE MEASUREMENT SERVICES OFFERED BY NIELSEN MEDIA RESEARCH MAY EVENTUALLY HAVE FEATURES THAT OVERLAP WITH FEATURES OF OUR INTERNET AUDIENCE MEASUREMENT SERVICES AS A RESULT OF CONVERGENCE OF TELEVISION AND THE INTERNET

Nielsen Media Research’s principal business consists of providing television audience measurement services based on audience panels that it develops independent of its strategic relationship with us. If television and the Internet converge in the future as expected, any Internet audience information that is reported by television audience measurement services through Nielsen Media Research may overlap with the audience information that is reported by the Nielsen//NetRatings Internet audience measurement services. In the event of such overlap, Nielsen Media Research’s services could begin competing with our services for the same research budgets among customers in the marketplace, and its offering of such services could conflict with its obligation to develop and maintain our Internet audience panels.

OUR COSTS TO DEVELOP AND MAINTAIN ACCURATE INTERNET AUDIENCE MEASUREMENT PANELS, INCLUDING PANELS FOR OUR MEGAPANEL SERVICE, ARE SIGNIFICANT AND MAY INCREASE

We believe that the quality, size and scope of our panels are critical to the success of our business. To date, the expense of recruiting and operating our audience measurement panels has made up a very significant portion of the cost of revenue reported on our financial statements and, therefore, any increase in this expense will likely result in a decrease in our gross margin. The costs associated with maintaining the quality, size and scope are dependent on many factors some of which are beyond our control, including the cooperation rate of potential panel members and turnover among existing panel members, and accordingly we cannot necessarily control these costs to match increases or decreases in revenue. To the extent that such additional expenses are not accompanied by increased revenue, our results of operations will be harmed. Recruiting panelists for our MegaPanel services has also required significant investment and there can be no assurance that we will be able to achieve or maintain panels of sufficient size to meet client demand. We have limited experience in developing Internet audience measurement panels, and we could experience lower cooperation rates or higher turnover rates in the future.

OUR INTERNATIONAL OPERATIONS POSE UNIQUE RISKS THAT MAY DIVERT OUR MANAGEMENT’S ATTENTION AND RESOURCES

As a result of our acquisitions in the past few years, we offer our products and services in numerous countries around the world. Operating in these international markets requires significant management attention and resources. In addition, there can be no assurance of the continued growth of Internet usage and electronic commerce in international markets. The international markets for audience measurement services have historically been localized and difficult to penetrate, and the governmental authorities in each country have different views regarding the regulatory oversight of the Internet. For example, the Chinese government has taken steps during the past year to restrict the content available to Web users in China, and this has caused us to forecast slower growth in our business there.

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

Public concern has increased during the past few years regarding certain kinds of downloadable software known as “spyware” and “adware.” These types of programs are often installed on a computer without the consent of the user or without the user’s full understanding while navigating the Internet. Concern over spyware and adware might cause users to be less inclined to download legitimate software from the Internet, including our proprietary metering technology, which could make it difficult to recruit additional panelists or maintain panels of sufficient size to meet client demand.

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

Changes in Web browsers may also encourage users to block our cookies or impair our ability to use cookies and action tags for data collection purposes. If technological changes relating to browsers are implemented and we are unable to adapt our technology and practices adequately in response to these changes, then the value of our SiteCensus service could be substantially impaired.

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

WE MAY NOT BE ABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL

Our future success depends in large part on our ability to attract, retain and motivate highly skilled employees in many locations around the world. Although we provide compensation packages that include competitive salaries, bonus incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. If we are unable to attract or retain key employees, our business would suffer.

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

In the first half of 2005, we decided to launch a program to enforce our intellectual property rights against various companies that compete against us in the Internet technology fields. As part of this program, we initiated a series of patent infringement lawsuits in 2005 and 2006. While certain of these lawsuits were settled in the fourth quarter of 2005 and during 2006, a number of patent infringement lawsuits that we initiated are still pending. We cannot be sure that we will prevail in any of the pending litigations, or any new lawsuits that we initiate, and any such lawsuits could result in a finding that our patents are invalid and divert resources from the operation of our business.

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

The servers on which we collect and process our panel members’ data reside in Nielsen Media Research’s facilities in Oldsmar, Florida and at IBM facilities in Paris, France. We currently have a back-up data collection facility to provide redundant network capacity in the event of a system failure. However, this back-up facility only has the capacity to collect our Internet audience data, not process it. Accordingly, our ability to report Internet audience data in real time is dependent upon the efficient and uninterrupted operation of Nielsen Media Research’s and IBM’s computer and communications hardware and software systems. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at these data centers could result in interruptions in the flow of data to our servers. In addition, any failure by these data centers to provide our required data communications capacity could result in interruptions in our service. In the event that any of these data centers should discontinue its services to us, we would be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could be costly and result in significant delays in our ability to deliver our products and services to our customers, which could damage our reputation and harm our business.

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

Personal information regarding our panelists is included in the data that our software captures from a panelist’s Internet use. Our panel data are released to our clients only on an anonymous basis. However, if a person were to penetrate our network security or otherwise misappropriate sensitive data about our panel members, our reputation could be harmed or we could be subject to claims or litigation arising from damages suffered by panel members as a result of such misappropriation. Under California SB 1386, companies that maintain data on California residents are required to inform individuals of any security breaches that result in their personal information being stolen. Other states have passed similar legislation. In the event that any personal information about our panelists residing in California or any of these other states were misappropriated, we could incur significant costs in complying with their disclosure requirements. In addition, any such disclosure could harm our reputation and result in a higher rate of panel attrition.

GOVERNMENTAL REGULATION OF THE INTERNET MIGHT HARM OUR BUSINESS

The applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In addition, governmental authorities in various countries may seek to further regulate the Internet with respect to issues such as user privacy, pornography, acceptable content, advertising, e-commerce, taxation and the pricing, characteristics and quality of products and services. For example, China has taken steps during the past few years to require certain companies to restrict their search engine results and other content available to Web users in China. Therefore, any new legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which might harm our business. Finally, the global nature of the Internet could subject us to the laws of a foreign jurisdiction in an unpredictable manner.

LEGISLATIVE ACTIONS REGULATORY REQUIREMENTS APPLICABLE TO PUBLIC REGISTRANTS MAY CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES TO INCREASE AND MAY IMPACT OUR RESULTS OF OPERATIONS

In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and rules adopted by the Securities and Exchange Commission, we were required to enhance our internal controls and hire additional finance personnel and to retain additional outside legal, accounting and advisory services, all of which have caused our general and administrative costs to increase. For example, we have hired outside consultants to assist us with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and this has resulted in additional general and administrative expenses during the past few years. Recent changes in the accounting rules, in particular the rules relating to accounting for employee stock options, have increased the expenses that we report under generally accepted accounting principles and adversely affect our operating results. Additional changes in the accounting rules could cause our financial results to be negatively impacted.

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

ITEM 3.                LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 10 of the Notes to Consolidated Financial Statements under the heading “Litigation,” and such information is hereby incorporated by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “NTRT”. The following table sets forth the range of high and low sales prices for each period indicated. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During the periods indicated, we have not effected any stock split.

	2006		2005
	High	Low	High	Low
First Quarter	$13.60	$11.26	$19.08	$14.70
Second Quarter	15.09	12.25	15.25	11.99
Third Quarter	15.09	11.51	15.78	12.63
Fourth Quarter	18.52	14.19	15.50	12.10

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Holders of Common Stock

As of February 28, 2007, there were approximately 57 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of December 31, 2006, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,219,599	$10.54	419,000
Equity compensation plans not approved by security holders*	5,146	$106.83	—
Total	2,224,745	$10.76	419,000

*                    Assumed in connection with our acquisition of eRatings in May 2002.

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2006 – January 31, 2006	717,600	$12.62	717,600	$595,838
February 1, 2006 – February 28, 2006	44,642	$13.35	44,642	—
Total	762,242	$12.66	762,242

(1)          On November 3, 2005, we announced that our Board of Directors authorized a stock repurchase program. Under this program, we were authorized to repurchase up to $25 million of our common stock in the open market or in privately negotiated transactions. During the fourth quarter of 2005, we repurchased 1,149,460 shares for an aggregate cost of $15.4 million. We completed the stock repurchase program in February 2006.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere herein:

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$81,769	$68,017	$59,294	$41,432	$29,706
Gross profit	58,797	45,215	36,237	20,956	13,255
Total operating expenses	60,166	57,115	56,422	50,665	53,128
Operating loss	(1,369)	(11,900)	(20,185)	(29,709)	(39,873)
Net income (loss)	2,829	(8,395)	(17,419)	(25,135)	(38,876)
Basic net income (loss) per common share	$0.08	$(0.23)	$(0.50)	$(0.74)	$(1.17)
Diluted net income (loss) per common share	$0.08	$(0.23)	$(0.50)	$(0.74)	$(1.17)
Weighted average shares outstanding used in computing basic net income (loss) per common share	34,940	35,985	34,637	33,792	33,168
Weighted average shares outstanding used in computing diluted net income (loss) per common share	35,732	35,985	34,637	33,792	33,168

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$187,013	$180,252	$197,602	$210,039	$241,411
Working capital	160,589	136,935	131,478	144,566	213,362
Total assets	315,473	300,254	314,457	314,923	331,266
Deferred revenue	17,632	12,666	11,435	10,449	10,823
Total stockholders’ equity	$272,211	$263,398	$280,438	$274,054	$288,666

In 2002, 2003 and 2005, we completed several acquisitions which impacted the results of operations for those years and future years. Also in 2002, we incurred expenses related to a restructuring and a write-off of investments. In 2004, we received an insurance recovery and renegotiated a real estate lease, which resulted in a release of restructuring expenses. In 2005, we incurred restructuring charges primarily related to our European operations. In 2006, we incurred expenses in connection with the October 2006 proposal from The Nielsen Company to acquire the outstanding publicly held minority interest in our company. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.

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

The Nielsen Company B.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, owned approximately 60% of our outstanding common stock as of February 28, 2007. On February 5, 2007, we, Nielsen Media Research and NTRT Acquisition Sub, Inc., a newly-formed and wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into us, which will result in The Nielsen Company and its subsidiaries owning all of our common stock. Upon completion of the merger, holders of our common stock (other than Nielsen Media Research, any other direct or indirect subsidiary of The Nielsen Company and any stockholders who perfect their appraisal rights under Delaware law) will have the right to receive $21.00 in cash, without interest, for each share of our common stock held immediately prior to completion of the merger. For more information regarding the proposed transaction, please see the preliminary proxy statement filed by us with the SEC, and the related Schedule 13E-3 filed with the SEC by us, The Nielsen Company, Nielsen Media Research, ACNielsen, NTRT Acquisition Sub and Valcon Acquisition Holding (Luxembourg) S.a.r.l. The Nielsen Company is a wholly-owned indirect subsidiary of Valcon Acquisition Holding (Luxembourg) S.a.r.l.

Our revenues for the year ended December 31, 2006 totaled $81.8 million, compared to $68.0 million and $59.3 million for the years ended December 31, 2005 and December 31, 2004, respectively. As of December 31, 2006, we had 1,851 clients, compared to 1,615 clients as of December 31, 2005 and 1,429 clients as of December 31, 2004. The increases in our revenues and number of clients during the last few years are the result of (i) acquisitions that we have completed, (ii) increased licensing revenue from our patent enforcement program and (iii) organic growth in our product portfolio. The revenue increase in 2006, however, was partially offset by (i) the impact of fluctuating exchange rates relating to our international operations and (ii) the non-renewal of a few large contracts in the first half of 2006. We expect our revenues and client base to continue to grow as we expand our business in the U.S. and abroad, increase prices for our products and services and cross-sell our products and services to our global client base.

As of December 31, 2006, our accumulated deficit was $142.5 million. Since the beginning of 2002, we have made significant progress in reducing our operating losses and net losses. Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003, $20.2 million in 2004, $11.9 million in 2005 and our operating loss for 2006 was $1.4 million. Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003, $17.4 million in 2004 and $8.4 million in 2005. For 2006, we recorded net income of $2.8 million. We expect that we will make further progress in improving our operating and net income results in 2007.

As of December 31, 2006, our cash, cash equivalents and marketable securities totaled $187.0 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

In conjunction with these strategic acquisitions, we have also devoted significant resources to internal product development. Our key new products and services include (i) MegaPanel, which includes our vertical offerings MegaView Financial, MegaView Retail, MegaView Search, MegaView Travel and MegaView Local, and (ii) VideoCensus, which tracks video streams consumed online. We believe these new products and services, as well as additional MegaPanel offerings, will be important to our financial performance in the future.

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

We have experienced revenue growth in each of the years since we launched our first product in 1999, and the revenue growth since 2002 is shown in the table below:

Years ended December 31:	Revenues
(in thousands)
2002	$29,706
2003	$41,432
2004	$59,294
2005	$68,017
2006	$81,769

We expect our 2007 revenues to exceed our 2006 revenues, primarily as a result of sales from our new products and services, price increases for our existing products and services and the launch of our new and existing products and services in new international territories. In addition, in the first half of 2005 we decided to launch a program to enforce our intellectual property rights against various companies that compete against us in the Internet technology fields. As a result of this program, we will continue to recognize patent licensing revenue in 2007.

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

Our management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

We generate revenues primarily from the sale of our Internet media and market research products and services, which include both syndicated products and customized products. Syndicated products currently represent 76% of our total revenues. We also generate revenues from the licensing of our patents.

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition” (“SAB 104”), and FASB’s Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on management’s judgment regarding the likelihood that fees will be collected from specified customers. Management also considers the provisions of AICPA Technical Practice Aid 5100.39 in determining when multiple contracts executed within a short period of time with a single customer should be accounted for as a single arrangement. EITF 00-21 requires certain criteria to be met in order to allocate revenue to the various elements or deliverables of the contract and recognize revenue as each element or deliverable is met.

We sell a majority of our products and services pursuant to one-year subscription agreements. We review all contracts to determine if they meet the criteria of SAB 104, and recognize revenue from the sale of our subscription and custom products and services based upon fair value as the services are performed, which is generally ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is suspended until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

Our patent license agreements are structured in a variety of ways, including as one time payments, short term payments and/or payments over an extended term. We recognize this revenue when the criteria specified in SAB 104 are met. If an arrangement includes extended payment terms, we recognize revenue as the payments become due.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we measure compensation expense for our stock-based compensation plans using the fair value method as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123R. Under SFAS 123R, stock-based compensation expense is calculated based on the value of the award on the date of grant and is recognized as expense on a straight line basis over the vesting period. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the amount of stock-based awards that is expected to be forfeited. In addition, the vesting of certain grants of restricted stock to executives is subject to our achievement of certain financial performance objectives. Compensation expense related to these financial performance-based grants is recorded when management assesses that we will achieve the financial performance objectives. Determining the probability of meeting a financial performance objective requires judgment, including forecasting the future financial results of the company. To the extent actual results or updated estimates differ from our prior estimates, such amounts will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

Legal Contingencies

We are currently involved in certain legal proceedings as described in Note 10 of our consolidated financial statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses, in accordance with SFAS No. 5, “Accounting for Contingencies.” A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual case. Losses are recognized for legal contingencies when both the probability of occurrence and the loss can be reasonably estimated. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategy related to legal proceedings.

Goodwill and Intangible Assets

Our long lived assets include goodwill and other intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are not amortized but are reviewed at least annually for impairment. Our analysis is based on an independent appraisal which provides a valuation of our company’s fair value, based on discounted cash flow and comparable company analyses. The cash flow analysis requires significant judgment and estimates by management relating to assumptions about expected future operating performance and appropriate discount rates. An impairment loss is recorded if the estimated future cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. Our estimate of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model and changes in operating performance. An impairment loss recorded in the future, if any, could have a material adverse impact on our financial position or results of operations.

We performed our annual evaluation of goodwill and intangibles as of October 1, 2006 at which time no impairment was indicated. There has been no indication of impairment since October 1, 2006.

Restructuring

We have engaged in, and may continue to engage in, restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures. These restructuring actions and activities require us to make estimates related to severance and other employee separation costs and the ability to generate sublease income. We accrue severance restructuring costs in a period provided the following criteria are met: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive; (2) the benefit arrangement is either communicated to employees or is part of a pre-established or legally required benefit; (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated; and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations in certain international jurisdictions. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of domestic and international jurisdictions. If our estimate of tax liabilities proves to be less than the ultimate assessment, a charge to expenses would result.

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

Results of Operations

The following table sets forth for the years indicated certain financial data as a percentage of revenue:

	2006	2005	2004
Revenue	100%	100%	100%
Costs of revenue	28%	34%	39%
Gross profit	72%	66%	61%
Operating expenses:
Research and development	16%	18%	20%
Sales and marketing	33%	40%	38%
General and administrative	21%	20%	21%
Restructuring and other expenses	—	2%	(1)%
Litigation settlement recovery	—	—	(3)%
Acquisition related expenses	1%	—	—
Amortization of intangibles	3%	4%	6%
Deferred service cost	—	—	13%
Total operating expenses	74%	84%	95%
Loss from operations	(2)%	(18)%	(34)%
Interest income, net	8%	7%	5%
Minority interest in net profit of consolidated subsidiaries	(1)%	(1)%	—
Equity in earnings of joint ventures	—	—	—
Net income (loss) before provision for income taxes	5%	(12)%	(29)%
Provision for income taxes	(2)%	—	—
Net income (loss) before cumulative effect of change in accounting principle	3%	(12)%	(29)%
Cumulative effect of change in accounting principle	—	—	—
Net income (loss)	3%	(12)%	(29)%

The following table sets forth operating results for each of the four quarters ended December 31, 2006 and 2005:

	2006
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)
Revenue	$18,280	$19,934	$21,600	$21,955
Gross profit	12,648	14,216	15,926	16,007
Income (loss) from operations	(1,484)	28	1,070	(983)
Net income (loss)	(255)	931	2,054	99
Basic net income (loss) per share	$(0.01)	$0.03	$0.06	$0.00
Diluted net income (loss) per share	$(0.01)	$0.03	$0.06	$0.00

	2005
	Q1	Q2	Q3	Q4
	(in thousands, except per share data) (unaudited)
Revenue	$16,433	$17,105	$16,796	$17,683
Gross profit	10,865	11,037	11,228	12,085
Loss from operations	(2,397)	(3,108)	(4,741)	(1,654)
Net loss	(1,629)	(2,321)	(3,732)	(713)
Basic net loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.02)
Diluted net loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.02)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.   We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services and from licensing our patents.

As of December 31, 2006, 1,851 customers worldwide subscribed to our products and services. As of December 31, 2005, 1,615 customers worldwide subscribed to our products and services. The increase of 236 customers during 2006 is the result of organic growth in our worldwide customer base in 2006, including the addition of 61 customers in the fourth quarter of 2006. We expect our global customer base to continue to increase during 2007 as we market and sell our new products and services and expand into new geographical markets.

Our global client renewal rate was 86% for the fourth quarter of 2006, an increase over the global client renewal rate of 82% for the fourth quarter of 2005. Our global average sales price was $43,000 for the fourth quarter of 2006, compared with $45,000 for the fourth quarter of 2005. The decrease in our average sales price is due to (i) an increase in sales of our SiteCensus service, which typically has a lower average sales price than our other products and services, and (ii) the non-renewal of a few large contracts in the first half of 2006. During the year ended December 31, 2006, no customer accounted for more than 10% of our revenue.

Revenue increased 20% to $81.8 million for the year ended December 31, 2006, compared to $68.0 million for the year ended December 31, 2005. The increase in revenue was primarily due to (i) increased patent licensing revenue in 2006, (ii) organic growth in sales of our product portfolio and (iii) our consolidation of the results of operations of NetRatings Italia S.r.l. which we acquired on February 25, 2005. This increase was partially offset by the impact of fluctuating exchange rates relating to our international operations and the non-renewal of a few large contracts in the first half of 2006.

Cost of Revenue.   Cost of revenue consists primarily of expenses related to the recruitment, maintenance and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to data centers. Accordingly, such expenses are not always matched with the revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities.

Cost of revenue increased 1% to $23.0 million, or 28% of revenue, for the year ended December 31, 2006 from $22.8 million, or 34% of revenue, for year ended December 31, 2005. The increase in cost of revenue was primarily due to (i) depreciation expense related to additional capital expenditures in our international data centers and (ii) increased MegaPanel recruitment expenses. This was partially offset by a reduction in our international data center costs related to lower hosting, maintenance and personnel costs. As a percentage of revenue, our cost of revenue decreased by 6% from 2005 to 2006. This decrease is primarily due to (i) the patent licensing revenue that we recognized in 2006, (ii) revenue growth from the launch of our new products in 2005 and prior years and (iii) reductions in international data center personnel.

Research and Development.   Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized and subsequently depreciated when the development of the software is completed.

Research and development expenses increased 8% to $12.9 million, or 16% of revenue, for the year ended December 31, 2006 from $12.0 million, or 18% of revenue, for the year ended December 31, 2005. The increase was primarily due to additional (i) stock-based compensation expense, (ii) engineering personnel and (iii) amortization of capitalized software. This increase was partially offset by the capitalization of engineering costs related to internally developed software projects that began in the third quarter of 2005. For the year ended December 31, 2006, we capitalized approximately $1.7 million of payroll and related costs related to internal-use software development. We began to amortize some of these software development costs in the third quarter of 2006.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses decreased 1% to $27.0 million, or 33% of revenue, for the year ended December 31, 2006 from $27.1 million, or 40% of revenue, for the year ended December 31, 2005. The decrease was primarily due to reductions in sales, marketing and analytical personnel, which was partially offset by the increases related to additional (i) stock-based compensation expense and (ii) sales commission and payroll related expense for 2006 sales.

General and Administrative.   General and administrative expenses consist primarily of salaries and related costs for executive management, finance and accounting, human resources, legal, information technology and other administrative personnel. General and administrative expenses also include professional fees, including professional fees relating to our patent enforcement program, and other general corporate expenses.

General and administrative expenses increased 27% to $17.1 million, or 21% of revenue, for the year ended December 31, 2006 from $13.5 million, or 20% of revenue, for the year ended December 31, 2005. The increase is primarily due to additional (i) legal expense related to our patent enforcement program and (ii) stock-based and bonus compensation expense.

Restructuring Expenses.   In the third quarter of 2005, management approved and initiated a restructuring plan primarily intended to streamline our European operations. The restructuring plan included relocating engineering operations in Europe to the United States and the elimination of certain management positions. In connection with this restructuring plan, we recorded a charge of $1.7 million, or 2% of revenue, for severance costs in 2005. There were no restructuring charges in 2006.

Acquisition Related Expenses.   On October 6, 2006, our board of directors received a proposal from The Nielsen Company B.V. to acquire our outstanding publicly held minority stake. A special committee of the board of directors was appointed to evaluate the offer and, subsequently, engaged legal and financial advisors. The acquisition related expenses reflect the expenses incurred in response to the proposal by The Nielsen Company.

Amortization of Intangibles.   Amortization of intangible expenses decreased 14% to $2.4 million, or 3% of revenue, for the year ended December 31, 2006 from $2.8 million, or 4% of revenue, for the comparable period in 2005. The decrease was primarily due to certain assets reaching their final amortization period during 2005 and 2006.

Interest Income, Net.   Interest income, net, increased 42% to $6.4 million for the year ended December 31, 2006, from $4.5 million for the year ended December 31, 2005. The increase in interest income was due to an overall higher interest yield on our investments in 2006.

Minority Interest.   Minority interest was $(1.1) million and $(0.8) million for the years ended December 31, 2006 and 2005, respectively. The minority interest for each of these periods primarily represents the minority share of the profits from Mediametrie NetRatings, our French subsidiary, and NetRatings Japan, our Japanese subsidiary.

Equity in Earnings of Joint Ventures.   Equity in earnings from joint ventures was $0 and $0.1 million for the years ended December 31, 2006 and 2005, respectively. The $56,000 recorded in the first quarter of

2005 represents our equity in the earnings of our joint venture in Italy, NetRatings Italia S.r.l. At the end of the first quarter in 2005, we purchased the remaining 50% interest in NetRatings Italia S.r.l., which resulted in its results of operations being reported in our consolidated results rather than in equity in earnings of joint ventures. Due to losses incurred by Ibope eRatings.com, we reduced our investment in Ibope eRatings.com to zero in the first quarter of 2004. In addition, since we have no financial support commitments to Ibope eRatings.com, we do not presently recognize our share of Ibope eRatings.com’s current net losses in our consolidated financial statements.

Provision for Income Taxes.   The provision for income taxes totaled $1.4 million, or 2% of revenue, and $0.3 million, or 1% of revenue, for the years ended December 31, 2006 and 2005, respectively. This expense primarily relates to income taxes related to certain of our foreign subsidiaries and the alternative minimum tax on our U.S. operations.

Operating Loss and Net Income.   We recognized an operating loss of $1.4 million for the year ended December 31, 2006 compared with an operating loss of $11.9 million for the year ended December 31, 2005. We recognized net income of $2.8 million, or $0.08 per diluted common share, for the year ended December 31, 2006. For the year ended December 31, 2005, we recorded a net loss of $8.4 million, or $0.23 per common share.

The improvements in operating and net income results were primarily due to (i) increased revenue resulting from our patent enforcement program as well as organic growth in our business, (ii) decreased operating expenses and (iii) decreased amortization of intangibles. These improvements were partially offset by (i) the amortization of stock-based compensation expense related to the granting of restricted stock in 2005 and 2006 and the adoption of SFAS 123R in the first quarter of 2006 and (ii) increased general and administrative costs primarily related to legal expenses for our patent enforcement program. Net income also increased due to an increase in interest income and the cumulative effect of the change in accounting principle related to our adoption of SFAS 123R in the first quarter of 2006. The increase was partially offset by an increase in provision for income taxes.

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

Our global client renewal rate was 82% for the fourth quarter of 2005, an increase over the global client renewal rate of 80% for the fourth quarter of 2004. Our global average sales price was $45,000 for the fourth quarter of 2005, compared with $46,000 for the fourth quarter of 2004. The decrease in average sales price is due to an increase in sales of our SiteCensus service, which typically have a lower average sales price than our other products and services. During the year ended December 31, 2005, no customer accounted for more than 10% of our revenue.

Revenue increased 15% to $68.0 million for the year ended December 31, 2005, compared to $59.3 million for the year ended December 31, 2004. The increase in revenue was primarily organic revenue growth due to (i) new sales of our products and services, (ii) the launch of new product offerings (particularly in our MegaPanel service) and (iii) price increases for existing products and services. The revenue for 2005 also includes our consolidation of the results of operations of Red Sheriff S.r.l., which we acquired on February 25, 2005 (and subsequently renamed NetRatings Italia S.r.l.).

Cost of Revenue.   Cost of revenue consists primarily of expenses related to the recruitment, maintenance and support of our Internet audience measurement panels, which are expensed as they are incurred. Cost of revenue also includes data collection costs for our products and services and operational costs related to data centers. Accordingly, such expenses are not always matched with the revenue or subscriptions generated in a given period and are higher in periods in which we are involved in significant panel development activities.

Cost of revenue decreased 1% to $22.8 million, or 34% of revenue, for the year ended December 31, 2005 from $23.1 million, or 39% of revenue, for year ended December 31, 2004. The decrease in cost of revenue was primarily due to (i) reductions in our international NetView and MegaPanel recruitment costs and (ii) the elimination of our Hispanic panel in the third quarter of 2004. The reductions in costs were partially offset by (i) costs related to our data center in China which began operations in the fourth quarter of 2004, (ii) additional data collection costs related to our SiteCensus product, (iii) additional costs related to expanding the scope of information available through our MegaPanel product, (iv) additional costs related to certain custom research projects and (v) stock-based compensation expense in 2005. As a percentage of revenue, our cost of revenue decreased by 5% from 2004 to 2005. This decrease is primarily due to revenue growth from the launch of our new products.

Research and Development.   Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized and subsequently depreciated when the development of the software is completed.

Research and development expenses remained  unchanged at $12.0 million, or 18% of revenue, for the year ended December 31, 2005 from $12.0 million, or 20% of revenue, for the year ended December 31, 2004. While there was decreased capitalization of engineering costs related to internally developed software, this was offset by (i) the additional personnel required to work on the internally developed software and (ii) stock-based compensation expense recorded in 2005. During the year ended December 31, 2005, capitalized engineering costs totaled $1.1 million.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses increased 19% to $27.1 million, or 40% of revenue, for the year ended December 31, 2005 from $22.8 million, or 38% of revenue, for the year ended December 31, 2004. The increase was primarily related to (i) an increase in sales and marketing personnel due to the acquisition of the remaining shares of NetRatings Italia S.r.l., (ii) additional personnel in our analytics area due to the growth in the custom analytics market, (iii) additional product marketing and sales personnel due to our product and business expansion and (iv) stock-based compensation expense.

General and Administrative.   General and administrative expenses consist primarily of salaries and related costs for executive management, finance, accounting, human resources, legal, information technology and other administrative personnel, in addition to professional fees and other general corporate expenses.

General and administrative expenses increased 8% to $13.5 million, or 20% of revenue, for the year ended December 31, 2005 from $12.6 million, or 21% of revenue, for the year ended December 31, 2004. The increase is primarily due to (i) legal expenses related to a number of litigations and (ii) stock-based compensation expense in 2005. This was partially offset by personnel reductions in the US and abroad.

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

Deferred Service Cost.   Deferred service cost in 2004 represents amortization of deferred service costs related to warrants which Nielsen Media Research exercised in December 1999, and were fully amortized by the end of 2004. Accordingly, no amortization costs related to the stock warrants exercised by Nielsen Media Research in December 1999 were recorded in 2005.

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

Equity in Earnings of Joint Ventures.   Equity in earnings from joint ventures was $0.1 million for each of the years ended December 31, 2005 and 2004, primarily reflecting our equity in the earnings of our joint venture in Italy, NetRatings Italia S.r.l. At the end of the first quarter of 2005, we purchased the remaining 50% interest in NetRatings Italia S.r.l., which resulted in its results of operations being reported in our consolidated results rather than in equity in earnings of joint ventures. Due to losses incurred by Ibope eRatings.com, we reduced our investment in Ibope eRatings.com to zero in the first quarter of 2004. In addition, since we have no financial support commitments to Ibope eRatings.com, we do not recognize our share of Ibope eRatings.com’s net losses in our consolidated financial statements.

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

The decreases in operating loss and net loss were primarily due to (i) increased revenue from organic growth and our consolidation of the results of operations of NetRatings Italia S.r.l. (which we acquired in February 2005), (ii) decreases in certain operating expenses and (iii) decreases in amortization of stock-based compensation costs and amortization of intangibles. These improvements to operating loss and net loss were partially offset by (i) expenses resulting from additional personnel to support our global expansion, including SiteCensus and custom analytics work related to our MegaPanel product, (ii) increased expenses resulting from our consolidation of the results of operations of NetRatings Italia S.r.l., (iii) the restructuring charge recorded in the third quarter of 2005 and (iv) the insurance recovery recorded in 2004. Net loss was further reduced by an increase in interest income, which was partially offset by (i) minority interest in net income of consolidated subsidiaries and (ii) the provision for income taxes.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Liquidity and Capital Resources

At December 31, 2006, our cash, cash equivalents and marketable securities were $187.0 million, compared with $180.3 million at December 31, 2005.

Cash provided by operating activities was $14.7 million for the year ended December 31, 2006, reflecting our net income of $2.8 million and non-cash expenses of $13.6 million, partially offset by net working capital changes of $1.7 million. The non-cash expenses included $5.1 million for stock-based compensation, $4.3 million for depreciation and amortization of assets, $2.4 million for amortization of intangible assets, $1.1 million for minority interest in net profit of consolidated subsidiaries, $0.5 million related to utilization of net operating loss carryforwards of companies that we acquired, $(0.3) million related to the cumulative effect of the change in accounting principle and $0.5 million in other non-cash charges. The change in working capital included an increase in accounts receivable of $9.3 million, primarily related to increased sales in the third and fourth quarters of 2006. We bill primarily on an annual, semi-annual or quarterly basis and, therefore, the balance in accounts receivable at the end of 2006 would include billings related to these increased sales. Cash used in operating activities was $1.1 million in 2005, due to our net loss of $8.4 million and cash used in working capital changes of $3.6 million, partially offset by non-cash expenses of $10.9 million. The non-cash expenses included $3.6 million for depreciation, $3.4 million for stock-based compensation, $2.8 million for amortization of intangible assets, $0.7 million related to minority interest, $0.3 million for provision for doubtful accounts, $0.1 related to utilization of net operating loss carryforwards of companies that we acquired, $(0.1) million related to equity in earnings of joint ventures, and $0.1 million of unrealized gain. Cash used in operating activities was $14.2 million in 2004, due to our net loss of $17.4 million and cash used in working capital changes of $10.5 million, partially offset by non-cash expenses of $13.7 million. The non-cash expenses included $7.6 million for deferred service cost, $2.8 million for depreciation, $3.7 million for amortization of intangible assets, $(0.8) for unrealized loss, $0.3 million for provision for doubtful accounts, $0.2 million related to minority interest and $(0.1) million related to equity in earnings of joint ventures.

Net cash provided by investing activities for the year ended December 31, 2006 was $4.8 million, resulting from net sales and maturities of our short-term investments of $10.9 million, which was partially offset by the acquisition of property and equipment of $6.1 million. Net cash provided by investing activities during 2005 was $13.0 million, resulting from sales and maturities of our short-term investments of $19.0 million and the repayment of a loan to us from a related party in the amount of $1.2 million. These increases were partially offset by acquisitions of property and equipment of $5.4 million and cash paid for acquisitions, net of cash acquired, of $1.8 million. Net cash used in investing activities during 2004 was $19.8 million, resulting from cash paid for acquisitions, net of cash acquired, of $10.1 million, acquisitions of property and equipment of $4.8 million, loans to related parties of $0.7 million and net purchases of our short-term investments of $4.2 million.

Net cash used in financing activities totaled $4.8 million for the year ended December 31, 2006. In November 2005, our board of directors authorized the repurchase of up to $25 million of our common stock in the open market or in privately negotiated transactions. We completed this stock repurchase program in February 2006. During the year ended December 31, 2006, cash paid in connection with this stock repurchase program was $11.6 million (including commissions). Mediametrie NetRatings also paid $0.2 million dividend to its minority shareholders. This was partially offset by cash provided by the exercise of options and the purchase of stock through our employee stock purchase plan of $6.9 million and the tax effect for the exercise of stock options of $0.1 million. Net cash (used in) provided by financing activities totaled $(7.6) and $16.8 million for the years ended December 31, 2005 and 2004, respectively. In 2005, cash paid in connection with our stock repurchase program was $13.5 million. This use of cash in 2005 was partially offset by cash provided by the exercise of options and the purchase of stock through our stock plan and employee stock purchase plan. In 2004, cash was provided primarily from the exercise of options and the purchase of stock through our stock plan and employee stock purchase plan.

We believe that our existing balances of cash and cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time.

The following summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$6,471	$2,890	$3,139	$442	$—
Purchase Obligations*	12,614	8,996	3,618	—	—
Total	$19,085	$11,886	$6,757	$442	$—

*                    The expected timing of payment of the purchase obligations set forth above, which consist primarily of panel and data center costs, is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

While we have historically made additional contributions to our majority owned subsidiaries and joint ventures, we are not contractually required to make such contributions. In the event of a request for a capital infusion, we have the option as to whether or not we participate in the round of funding. Should we elect not to participate, our equity position would be diluted in that entity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $187.0 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of December 31, 2006, our investments had a weighted-average time to maturity of approximately 128 days.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Declines of interest rates over time will reduce our interest income from our cash, cash equivalents and marketable securities and, accordingly, could adversely affect our net income and earnings per share. For example, if interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $0.4 million.

The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2006:

	Time to maturity
	One year or less	One to five years	Five to ten years	Greater than ten years	Total
	(in thousands, except percent data)
Cash and cash equivalents	$52,180	—	—	—	$52,180
Average interest rates	1.60%	—	—	—	1.60%
Marketable securities	$70,132	$15,561	$1,502	$47,638	$134,833
Average interest rates	4.05%	5.12%	5.25%	5.32%	4.63%

Marketable securities with a maturity date greater than one year and in a loss position as of December 31, 2006 are reported as long-term marketable securities on the balance sheet. All other marketable securities are reported as short-term marketable securities.

We have historically adjusted our equity investments in Ibope eRatings.com and Red Sheriff S.r.l. based on our share of the net gains/losses recorded by these joint ventures. At December 31, 2004, Ibope eRatings.com and Red Sheriff S.r.l. were accounted for under the equity method. As a result of the losses incurred by Ibope eRatings.com, the balance in our investment in and our outstanding advances to Ibope eRatings.com were zero as of March 31, 2004, and therefore no losses have been recorded since the first quarter of 2004. We have no obligation to make additional investments in Ibope eRatings.com. On February 25, 2005, we purchased the remaining 50% of Red Sheriff S.r.l. (subsequently renamed NetRatings Italia S.r.l.) that we did not already own thereby increasing our ownership to 100% of the company. This resulted in NetRatings Italia’s operating results being reported in our consolidated results rather than in equity in earnings of joint ventures.

Revenues from outside of the United States accounted for approximately 48% of our total revenues in 2006 and approximately 53% of our total revenues in both 2005 and 2004. These international sales are typically denominated in the local currency of the relevant country, and the international expenses are also primarily incurred in the local currency. When we consolidate the financial results of our foreign operations, our financial results could be positively or negatively affected depending on changes in the relevant currency exchange rates. As a result, our financial results could be adversely affected by unfavorable exchange rate fluctuations. Fluctuations in currency exchange rates did not materially impact our results of operations in 2006, 2005 or 2004. We have not entered into hedging transactions in order to mitigate the risk from currency fluctuations, but we might consider using currency forward contracts or other financial instruments commonly utilized to reduce financial market risk if it is determined by us that such instruments are appropriate to reduce currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETRATINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
NetRatings, Inc.

We have audited the accompanying consolidated balance sheets of NetRatings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of NetRatings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetRatings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NetRatings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the company adopted Statement of Financial Accounting Standard No. 123(R), “Share Based Payment”.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

March 12, 2007
San Jose, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
NetRatings, Inc.

We have audited management’s assessment, included in the accompanying Management Annual Report on Internal Control over Financial Reporting, that NetRatings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NetRatings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NetRatings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NetRatings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of NetRatings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2006 and our report dated March 12, 2007 expresses an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP
March 12, 2007
San Jose, California

NETRATINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$52,180	$34,940
Short-term marketable securities	119,513	116,731
Accounts receivable, net	26,329	16,537
Prepaid expenses and other current assets	3,544	3,867
Total current assets	201,566	172,075
Long-term marketable securities	15,320	28,581
Property and equipment, net	9,582	7,827
Intangibles, net	10,901	13,278
Goodwill	76,301	76,856
Other assets	1,803	1,637
Total assets	$315,473	$300,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,600	$2,914
Accrued liabilities	13,444	11,436
Deferred revenue	17,632	12,666
Due to related parties	5,947	7,086
Restructuring liabilities	354	1,038
Total current liabilities	40,977	35,140
Restructuring liabilities, less current portion	64	418
Total liabilities	41,041	35,558
Minority interest	2,221	1,298
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 38,723 and 37,838 at December 31, 2006 and 2005, respectively; outstanding shares: 35,277 and 35,189 at December 31, 2006 and 2005, respectively	39	38
Additional paid-in capital	457,926	450,100
Deferred compensation	—	(3,984)
Accumulated other comprehensive income (loss)	2,858	(1,441)
Treasury stock	(46,154)	(36,028)
Accumulated deficit	(142,458)	(145,287)
Total stockholders’ equity	272,211	263,398
Total liabilities and stockholders’ equity	$315,473	$300,254

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
Revenue	$81,769	$68,017	$59,294
Cost of revenue(1)	22,972	22,802	23,057
Gross profit	58,797	45,215	36,237
Operating expenses:
Research and development(1)	12,929	12,009	12,029
Sales and marketing(1)	27,024	27,099	22,801
General and administrative(1)	17,058	13,546	12,588
Restructuring expenses	—	1,700	(525)
Litigation settlement recovery	—	—	(1,800)
Acquisition related expenses	778	—	—
Amortization of intangibles assets(2)	2,377	2,761	3,742
Deferred service cost(2)	—	—	7,587
Total operating expenses	60,166	57,115	56,422
Loss from operations	(1,369)	(11,900)	(20,185)
Interest income, net	6,395	4,519	2,879
Minority interest in net income of consolidated subsidiaries	(1,137)	(750)	(242)
Equity in earnings of joint ventures	—	56	129
Net income (loss) before provision for income taxes	3,889	(8,075)	(17,419)
Provision for income taxes	(1,429)	(320)	—
Net income (loss) before cumulative effect of change in accounting principle	2,460	(8,395)	(17,419)
Cumulative effect of change in accounting principle	369	—	—
Net income (loss)	$2,829	$(8,395)	$(17,419)
Net income (loss) per share—basic:
Before cumulative effect of change in accounting principle	$0.07	$(0.23)	$(0.50)
Cumulative effect of change in accounting principle	0.01	—	—
Net income (loss) per common share—basic	$0.08	$(0.23)	$(0.50)
Net income (loss) per common share—diluted:
Before cumulative effect of change in accounting principle	$0.07	$(0.23)	$(0.50)
Cumulative effect of change in accounting principle	0.01	—	—
Net income (loss) per common share—diluted	$0.08	$(0.23)	$(0.50)
Shares used to compute net income (loss) per common share—basic	34,940	35,985	34,637
Shares used to compute net income (loss) per common share—diluted	35,732	35,985	34,637

(1)             Amortization of stock-based compensation:

Cost of revenue	$246	$151	$—
Research and development	1,208	429	—
Sales and marketing	1,951	1,381	—
General and administrative	1,742	1,416	—
Total amortization of stock-based compensation	$5,147	$3,377	$—

(2)             Amortization of intangible assets and deferred service cost:

Cost of revenue	$1,777	$2,161	$10,425
Sales and marketing	600	600	904
Total amortization of intangible assets	$2,377	$2,761	$11,329

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Deferred	Accumulated
			Additional	Compensation	Other				Total
	Common Stock		Paid-In	and	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Other Costs	Income (Loss)	Shares	Amount	Deficit	Equity
Balances at December 31, 2003	35,442	$35	$420,172	$(7,587)	$1,538	1,500	$(20,631)	$(119,473)	$274,054
Net loss	—	—	—	—	—	—	—	(17,419)	(17,419)
Unrealized loss from short-term investments	—	—	—	—	(756)	—	—	—	(756)
Change in accumulated translation adjustment	—	—	—	—	297	—	—	—	297
Comprehensive loss									(17,878)
Issuance of common stock for employee benefit plans	1,739	2	16,547	—	—	—	—	—	16,549
Amortization of deferred service costs	—	—	—	7,587	—	—	—	—	7,587
Stock issued by majority owned subsidiary	—	—	126	—	—	—	—	—	126
Balances at December 31, 2004	37,181	37	436,845	—	1,079	1,500	(20,631)	(136,892)	280,438
Net loss	—	—	—	—	—	—	—	(8,395)	(8,395)
Unrealized gain from short-term investments	—	—	—	—	94	—	—	—	94
Change in accumulated translation adjustment	—	—	—	—	(2,614)	—	—	—	(2,614)
Comprehensive loss	—	—	—	—	—	—	—	—	(10,915)
Issuance of common stock for employee benefit plans	657	1	5,894	—	—	—	—	—	5,895
Stock repurchases	—	—	—	—	—	1,149	(15,397)		(15,397)
Deferred stock-based compensation	—	—	7,361	(7,361)	—	—	—	—	—
Amortization stock-based compensation	—	—		3,377	—	—	—	—	3,377
Balances at December 31, 2005	37,838	38	450,100	(3,984)	(1,441)	2,649	(36,028)	(145,287)	263,398
Net income	—	—	—	—	—	—	—	2,829	2,829
Unrealized gain from short-term investments	—	—	—	—	567	—	—	—	567
Change in accumulated translation adjustment	—	—	—	—	3,732	—	—	—	3,732
Comprehensive loss	—	—	—	—	—	—	—	—	7,128
Issuance of common stock for employee benefit plans	885	1	6,896	—	—	—	—	—	6,897
Reclassify deferred stock compensation upon adoption of SFAS 123R	—	—	(3,984)	3,984	—	—	—	—	—
Stock-based compensation expense	—	—	5,147	—	—	—	—	—	5,147
Cumulative effect of change to FAS 123(R)	—	—	(369)	—	—	—	—	—	(369)
Withholding for vested restricted stock	—	—	—	—	—	34	(447)	—	(447)
Stock repurchases	—	—	—	—	—	763	(9,679)	—	(9,679)
Tax benefit for exercise of stock options	—	—	136	—	—	—	—	—	136
Balances at December 31, 2006	38,723	$39	$457,926	$—	$2,858	3,446	$(46,154)	$(142,458)	$272,211

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$2,829	$(8,395)	$(17,419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of acquired businesses:
Depreciation	4,348	3,565	2,763
Equity in earnings of joint ventures	—	(56)	(129)
Provision for doubtful accounts	303	301	313
Stock-based compensation and deferred service cost	5,147	3,377	7,587
Minority interest	1,137	750	242
Unrealized gain (loss)	184	94	(755)
Amortization of intangibles	2,377	2,761	3,742
Cumulative effect of change in accounting principle	(369)	—	—
Utilization of acquired net operating loss carryforwards	494	107	—
Changes in current assets and liabilities:
Accounts receivable	(9,301)	(2,560)	(3,807)
Prepaids, other current assets and other assets	17	(287)	(316)
Accounts payable	689	201	(379)
Accrued liabilities	3,419	(320)	(2,049)
Restructuring liabilities	(1,038)	32	(1,566)
Due to/from related parties	(310)	(1,860)	(3,406)
Deferred revenue	4,803	1,234	987
Net cash provided by (used in) operating activities	14,729	(1,056)	(14,192)
INVESTING ACTIVITIES
Acquisition of property and equipment	(6,103)	(5,366)	(4,798)
Purchase of investments	(119,128)	(121,602)	(163,793)
Sale of investments	59,532	76,617	136,371
Maturities of investments	70,457	64,040	23,185
Loan to related parties	—	1,170	(712)
Acquisitions, net of cash acquired of $215 in 2005, respectively, and investment in joint ventures	—	(1,806)	(10,117)
Net cash provided by (used in) investing activities	4,758	13,053	(19,864)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,897	5,895	16,549
Proceeds from stock issued by majority-owned subsidiary	—	—	247
Dividend paid to minority shareholder by majority-owned subsidiary	(214)	—	—
Tax benefit for exercise of stock options	136	—	—
Stock repurchases	(11,588)	(13,460)	—
Net cash (used in) provided by financing activities	(4,769)	(7,565)	16,796
Effect of exchange rate fluctuations	2,522	(2,726)	585
Net increase (decrease) in cash and cash equivalents	17,240	1,706	(16,675)
Cash and cash equivalents at beginning of period	34,940	33,234	49,909
Cash and cash equivalents at end of period	$52,180	$34,940	$33,234
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$484	$20	$—

See accompanying notes to the consolidated financial statements.

NETRATINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

NetRatings, Inc.

NetRatings, Inc. (“NetRatings” or the “Company”) is a provider of Internet audience measurement and analysis in the United States and around the world. All of the Company’s products and services are designed to assist companies in making critical business decisions regarding their Internet strategies and initiatives. The Company has a diversified and global client base, including large and small companies in the media, technology, advertising, financial services, consumer products, retail and travel industries. A majority of the Company’s products and services are sold on an annual subscription basis. The Company also derives a portion of its revenue from its customized products and services and licensing of the Company’ patents. In 1998 and 1999, the Company formed strategic relationships with Nielsen Media Research, a provider of television audience measurement and related services in the United States, and ACNielsen, a global provider of market research information and analysis. The segment in which NetRatings currently operates is the market for providing media and market research focused on Internet audience behavior and activity. Almost all of the Company’s revenues are generated through the sale of products in this one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements of NetRatings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of NetRatings and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. NetRatings consolidates the results of operations and financial position of its international operations on a one month lag. The impact of this one month lag is not significant to NetRatings’ consolidated financial results.

Certain reclassifications have been made to prior year balances to conform to current year reporting classifications. This includes the reclassification of stock-based compensation to the line items to which they relate. Previously, the Company separately presented stock-based compensation expense in the statement of operations.

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

Restricted cash included in other assets was $0.7 million at December 31, 2006 and 2005.

Interest income was $6.5 million, $5.0 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

Capitalized Software

The Company capitalizes certain internal and external costs incurred to acquire or create internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property, plant and equipment and is depreciated when development is complete. Capitalized software costs at December 31, 2006 and 2005 were $7.0 million and $4.5 million, respectively. Associated accumulated amortization for capitalized software cost at December 31, 2006 and 2005 was $3.0 million and $2.2 million, respectively.

Impairment of Long-Lived Assets

The Company’s long lived assets include goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are not amortized, but are reviewed at least annually for impairment. NetRatings retains an independent appraisal firm which annually provides a valuation of the Company’s fair value, based on a discounted cash flow and comparable company analyses. The cash flow analysis requires significant judgment and estimates by management relating to assumptions about expected future operating performance and appropriate discount rates. An impairment loss is recorded if the estimated future cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. The estimate of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the Company’s business model and changes in operating performance. The Company performed its annual evaluation of goodwill and intangibles as of October 1, 2006 at which time no impairment was indicated. There has been no indication of impairment since October 1, 2006.

Other Assets

Other assets include (i) receivables from the Company’s joint venture in Latin America, Ibope eRatings.com, (ii) restricted cash held in the form of long-term security deposits related to the Company’s office leases in Seattle, New York, London and Sydney and (iii) other miscellaneous assets. Receivables from Ibope eRatings.com, before reserves, were approximately $1.1 million and $0.9 million at December 31, 2006 and 2005, respectively.

Foreign Currency Translation

The Company applies SFAS No. 52, “Foreign Currency Translation,” with respect to its international operations. All assets and liabilities are remeasured at the current exchange rate at the end of the period, and revenues and expenses are remeasured at average exchange rates in effect during the period. The translation gain (loss) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars is included as a component of accumulated other comprehensive income in stockholders’ equity. Gains (losses) resulting from foreign currency transactions were not material in 2006, 2005 or 2004.

Revenue Recognition

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

SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on management’s judgment regarding the likelihood that fees will be collected from specified customers. Management also considers the provisions of AICPA Technical Practice Aid 5100.39 in determining whether multiple contracts executed within a short period of time with a single customer should be accounted for as a single arrangement. EITF 00-21 requires certain criteria to be met in order to allocate revenue to the various elements or deliverables of the contract and recognize revenue as each element or deliverable is met.

A significant portion of the Company’s revenue is generated from its Internet media and market research products and services, which include both syndicated products and customized products. Approximately 83% of these products and services are sold pursuant to one-year subscription agreements. The Company reviews all contracts to determine if they meet the criteria of SAB 104 and recognizes revenue from the sale of its subscription and custom products and services based upon fair value as the services are performed, which is generally ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. If a contract’s collectibility comes into question, revenue recognition is discontinued until collectibility is reasonably assured. This determination is based on management’s judgment and could adversely affect both revenue and deferred revenue.

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

Advertising Expense

All advertising and promotion costs are expensed as incurred. Advertising and promotion costs, which are included in sales and marketing expense, were $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Accumulated translation adjustment	$3,090	$(642)
Unrealized loss on short-term investments	(232)	(799)
Accumulated other comprehensive income (loss)	$2,858	$(1,441)

Fair Value of Financial Instruments and Concentration of Credit Risk

The fair value of NetRatings’ cash and cash equivalents and short-term investments is based on quoted market prices. At December 31, 2006, the fair market value, cost and net unrealized loss of NetRatings’ marketable securities totaled $134.8 million, $135.0 million and $0.2 million, respectively. At December 31, 2005, the fair market value, cost and net unrealized loss of NetRatings’ marketable securities totaled $145.3 million, $146.1 million and $0.8 million, respectively. For the years ended December 31, 2006, 2005 and 2004, realized gains and losses were not material.

Financial instruments that potentially subject NetRatings to concentrations of credit risk include cash and cash equivalents, short-term investments and trade accounts receivable. NetRatings places certain of its cash in banks that are federally insured in limited amounts and in investment-grade debt instruments, many of which are backed by the U.S. government or other government agencies. NetRatings conducts business with companies in various industries throughout the U.S. and internationally. NetRatings manages credit risk on accounts receivable by performing ongoing credit evaluations of its customers, reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. For the year ended December 31, 2006, NetRatings had bad debt write-offs of $0.1 million. For the year ended December 31, 2005, NetRatings had bad debt write-offs of $0.3 million and reclassified $0.4 million to other assets. For the year ended December 31, 2004, NetRatings had bad debt write-offs of $0.5 million and reclassified $0.3 million related to bad debt from deferred revenue. At December 31, 2006 and 2005, the allowance for doubtful accounts was $0.8 million and $0.6 million, respectively.

Computation of Net Income (Loss) per Common Share

The Company computes net income (loss) per common share based on SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per share is calculated as net income (loss) divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period.

Prior to 2006, the Company had experienced net losses. As a result, common equivalent shares from stock options were excluded from the calculation of net loss per common share as their effect was anti-dilutive. If the Company had recorded net income, the calculation of historical diluted earnings per share would have included approximately 1.0 million and 1.2 million additional common equivalent shares related to outstanding stock options and restricted stock awards for the years ended December 31, 2005 and 2004, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share, determined using the treasury stock method for the years ended December 31, 2006, 2005, and 2004 (in thousands, except per share amounts):

	2006	2005	2004
Net income (loss) before cumulative effect of change in accounting principle	$2,460	$(8,395)	$(17,419)
Cumulative effect of change in accounting principle	369	—	—
Net income (loss)	$2,829	$(8,395)	$(17,419)
Weighted average number of shares:
Basic	34,940	35,985	34,637
Effect of dilutive stock options	683	—	—
Effect of dilutive restricted stock grants	109	—	—
Diluted	35,732	35,985	34,637
Net income (loss) per share—basic	$0.08	$(0.23)	$(0.50)
Net income (loss) per share—diluted	$0.08	$(0.23)	$(0.50)

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after January 1, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s condensed consolidated financial statements as of December 31, 2005 do not reflect the requirements of SFAS 123R. For the year ended December 31, 2006, the Company recognized stock-based compensation expense of $5.1 million, which included $3.9 million for restricted stock awards, $0.9 million for stock option grants and $0.3 million for shares issued under the Company’s employee stock purchase plan. The Company recognized incremental stock-based compensation expense of $1.2 million during 2006 as a result of the adoption of SFAS 123R. Diluted earnings per common share was reduced by $0.03 for the year ended December 31, 2006 due to the adoption of SFAS 123R. In accordance with SFAS 123R, beginning in 2006 the Company has included excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

For purposes of pro forma disclosures, the estimated fair value of the stock option and restricted stock awards is amortized to expense over the vesting period of the awards using the accelerated method. In connection with the Company’s Employee Stock Purchase Plan, the 15% discount to the share price on the date of purchase or the commencement of the purchase period, whichever is lower, and the fair value of the remainder of the purchase price, is treated as compensation expense for pro forma purposes. The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the fiscal years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net loss, as reported	$(8,395)	$(17,419)
Add: Stock-based employee compensation expense included in reported net loss	3,377	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,658)	(4,699)
Pro forma net loss	$(10,676)	$(22,118)
Earnings per share:
Basic and diluted net loss per share, as reported	$(0.23)	$(0.50)
Pro forma basic and diluted net loss per share	$(0.30)	$(0.64)

In 1999, NetRatings recorded a deferred charge totaling $46.7 million representing the value of warrants issued to Nielsen Media Research, which were exercised in December 1999. The value of the warrants was determined using the Black-Scholes valuation model and was amortized to operating expense through December 31, 2004. Amortization expense was $7.6 million for the year ended December 31, 2004, and is included in the accompanying consolidated statements of operations. As of December 31, 2004, the deferred service costs had been fully amortized.

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes valuation model. Upon the adoption of SFAS 123R, the Company changed its method of calculating the value of all stock-based compensation to the straight-line, single-option method. However, compensation expense for all stock option grants and restricted stock awards prior to January 1, 2006 will continue to be recognized using the accelerated, single-option method. In addition, SFAS 123R requires that the expected forfeitures of stock-based awards to be estimated at the time of grant. As a result, the Company estimates the forfeiture rate for all stock-based compensation at the time of grant and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. In the pro-forma information required under SFAS 123 and in the Company’s restricted stock expense recorded for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. During the fourth quarter of 2006, the Company performed an analysis of the estimated forfeiture rate and the resulting stock-based compensation expense. An adjustment of $0.4 million in additional stock-based compensation expense was recorded as the result of this analysis.

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

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has

elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Valuation Assumptions

The Company did not grant stock options during the year ended December 31, 2006. As of December 31, 2006, 2005 and 2004, the fair value of stock option grants and shares purchased pursuant to the Company’s employee stock purchase plan was estimated using the Black-Scholes valuation model. The following weighted average assumption ranges were used during 2006, 2005 and 2004:

	2006	2005	2004
Stock option plan:
Risk-free interest rate	—	3.38%	2.77%
Dividend yield	—	—	—
Volatility	—	60%	60%
Expected term in years	—	2.38	2.32
Employee stock purchase plan:
Risk-free interest rate	4.53 - 5.18%	3.67%	1.78%
Dividend yield	—	—	—
Volatility	30 - 33%	27%	45%
Expected life in years	0.5	0.5	0.5

Stock Plan

In 1998, NetRatings adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, up to 1.2 million shares of NetRatings’ common stock were initially reserved for issuance. Subsequently, an additional 7.3 million shares of NetRatings’ common stock were reserved under the Plan. Options may be granted at exercise prices of no less than 85% of the fair value of the related common stock on the date of the grant (110% of fair value in certain instances), as determined by the Company’s Board of Directors. Options generally vest over a four-year period and have a maximum term of ten years. In addition to the options granted pursuant to the Plan, the Company assumed a total of 26,000 options in connection with the Company’s purchase in 2002 of the remaining 80.1% interest in eRatings.

In 2005, the Company’s Board of Directors and stockholders approved the Amended and Restated 1998 Stock Plan (the “Amended Plan”). Under the Amended Plan, the Company is authorized to issue restricted stock (as well as other equity-based compensation) to the Company’s employees and members of the Board of Directors. The restricted stock has voting rights until canceled. The restricted stock issued to members of the Board of Directors vests ratably in equal annual installments over two years, while the restricted stock issued to the Company’s non-executive employees vests ratably in equal annual installments over three years. The restricted stock issued to the Company’s executive officers in 2005 and 2006 primarily vests based on meeting certain performance criteria. As of December 31, 2006, the Company has determined that it is probable that the performance criteria for the restricted stock grants made to executive officers in 2005 and 2006 will be met. As a result, restricted stock issued to the Company’s executive officers in 2005 and 2006 will be expensed accordingly.

Information with respect to the Plan and Amended Plan activity is summarized as follows:

		Restricted Stock Outstanding		Stock Options Outstanding
	Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2003	1,398,000	—	—	5,033,000	$10.00
Granted	(1,208,000)	—	—	1,208,000	11.29
Exercised/released	—	—	—	(1,649,000)	9.63
Restricted stock withheld for taxes(1)	—	—	—	—	—
Canceled	481,000	—	—	(481,000)	10.81
Balance at December 31, 2004	671,000	—	—	4,111,000	10.43
Granted	(647,000)	545,000	$14.96	102,000	18.25
Exercised/released	—	—	—	(581,000)	8.73
Released from restriction	—	(7,000)	15.01	—	—
Canceled	575,000	(53,000)	15.02	(522,000)	12.66
Balance at December 31, 2005	599,000	485,000	14.96	3,110,000	10.64
Granted	(548,000)	548,000	13.05	—	—
Exercised/released	—	(166,000)	14.88	(644,000)	9.39
Restricted stock withheld for taxes(1)	34,000	—	—	—	—
Canceled	334,000	(93,000)	14.01	(241,000)	12.86
Balance at December 31, 2006	419,000	774,000	$13.77	2,225,000	$10.76
Options exercisable at:
December 31, 2004				1,618,000	$11.09
December 31, 2005				2,176,000	$11.19
December 31, 2006				1,971,000	$10.83

(1)          Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain tax obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in years)	(in years)
$0.10 - $5.40	35,000	4.61	$3.76	$476,000	35,000	5.0	$3.76	$476,000
$5.82 - $5.82	386,000	6.19	5.82	4,509,000	340,000	6.2	5.82	3,973,000
$5.84 - $10.38	227,000	5.40	7.60	2,256,000	217,000	5.4	7.60	2,149,000
$10.46 - $11.02	66,000	5.38	10.88	436,000	63,000	5.3	10.89	419,000
$11.05 - $11.05	423,000	7.24	11.05	2,733,000	244,000	7.2	11.05	1,580,000
$11.20 - $11.39	9,000	5.78	11.24	55,000	8,000	5.6	11.23	48,000
$11.55 - $11.55	241,000	5.16	11.55	1,436,000	241,000	5.2	11.55	1,436,000
$11.90 - $12.38	118,000	4.71	12.18	630,000	115,000	4.6	12.18	613,000
$12.51 - $12.51	456,000	4.83	12.51	2,279,000	456,000	4.8	12.51	2,279,000
$12.61 - $106.83	264,000	5.11	16.72	843,000	252,000	4.6	16.71	831,000
$0.10 - $106.83	2,225,000	5.66	$10.76	$15,653,000	1,971,000	5.4	$10.83	$13,804,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.51 on the last trading day of December 2006, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of December 31, 2006 was approximately 2.0 million shares. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 were $3.4 million and $3.2 million, respectively.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and restricted stock awards during the year ended December 31, 2006:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at December 31, 2005	936,000	$9.31	485,000	$14.96
Granted	—	—	548,000	13.05
Vested/Awarded	(439,000)	6.88	(166,000)	14.88
Forfeited	(241,000)	12.86	(93,000)	14.01
Unvested at December 31, 2006	256,000	$10.13	774,000	$13.77

The total fair value of shares vested/awarded during 2006 was $5.5 million.

As of December 31, 2006, there was $6.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s stock plan and employee stock purchase plan. Total expense is expected to be recognized over the weighted-average period of 2.0 years.

Shares Reserved for Future Issuance

NetRatings has reserved shares of common stock for future issuance as of December 31, 2006 and December 31, 2005 as follows:

	2006	2005
Stock options outstanding	2,225,000	3,110,000
Stock options and restricted stock available for grant	419,000	599,000
Employee stock purchase plan	107,000	181,000

1999 Employee Stock Purchase Plan

In 1999, NetRatings’ Board of Directors adopted the 1999 Employee Stock Purchase Plan effective upon the completion of NetRatings’ initial public offering of its common stock. NetRatings initially reserved a total of 0.3 million shares of common stock for issuance under the plan, which is cumulatively increased on January 1 of each year through January 1, 2010 by an amount equal to the lesser of (i) 0.5 million shares, (ii) 2% of the number of shares of common stock that were issued and outstanding on the preceding December 31 or (iii) a lesser amount determined by the Company’s Board of Directors. The Board of Directors approved an increase of 212,297 shares in November 2004. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the date of purchase. All NetRatings’ employees in the U.S. are eligible to participate in the Employee Stock Purchase Plan except employees who (i) normally work 20 hours or less per week, (ii) normally work 5 months or less per year or (iii) are 5% or greater shareholders of NetRatings. Eligible employees may contribute from 1%-15% of their after tax compensation from each paycheck during each six month purchase period. However, no person may purchase more than 2,500 shares on a purchase date. Furthermore, pursuant to the Internal Revenue Code, no person may purchase stock under the Plan valued at more than $25,000 in any calendar year. Shares issued under the employee stock purchase plan totaled 74,000 and 69,000 in 2006 and 2005, respectively.

Deferred Service Costs

In 1999, NetRatings recorded a deferred charge totaling $46.7 million representing the value of warrants issued to Nielsen Media Research, which were exercised in December 1999. The value of the warrants was determined using the Black-Scholes valuation model and was amortized to operating expense through December 31, 2004. Amortization expense was $7.6 million for the year ended December 31, 2004, and is included in stock-based compensation in the accompanying consolidated statements of operations. As of December 31, 2004, the deferred service costs had been fully amortized.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, results of operations and cash flows.

Note 2: Balance Sheet Details

Details of balance sheet items as of December 31, 2006 and 2005 are as follows (in thousands):

The following is a summary of the estimated fair value of cash and cash equivalents and available for sale investments based on quoted market prices as of December 31, 2006 and 2005:

	2006	2005
Cash and cash equivalents	$52,180	$34,940
Available for sale investments:
Auction rate securities	49,140	54,070
Corporate notes	36,931	26,644
Commercial paper	9,578	2,018
Euro dollar bonds	18,497	23,248
Floating rate bonds	10,995	2,008
U.S. government and agency securities	9,692	37,324
Total available for sale investments	134,833	145,312
Total cash and cash equivalents and marketable securities	$187,013	$180,252
Cash and cash equivalents and marketable securities reported as:
Cash and cash equivalents	$52,180	$34,940
Short-term marketable securities	119,513	116,731
Long-term marketable securities	15,320	28,581
Total cash and cash equivalents and marketable securities	$187,013	$180,252

Marketable securities with a maturity date greater than one year and in a loss position as of December 31, 2006 are reported as long-term marketable securities on the balance sheet. All other marketable securities are reported as short-term marketable securities.

Property and equipment, net:

Computer equipment and software	$21,360	$15,471
Office equipment, furniture and fixtures	352	298
Leasehold improvements	1,104	990
	22,816	16,759
Less accumulated depreciation	(13,234)	(8,932)
Property and equipment, net	$9,582	$7,827

Accrued liabilities:

Accrued compensation	$7,760	$5,981
Accrual for stock repurchases	—	1,937
Acquisition related transaction costs	369	362
Other accrued liabilities	5,315	3,156
Accrued liabilities	$13,444	$11,436

Note 3: Acquisitions

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

NetRatings accounts for its acquisitions under the purchase method. The allocation of purchase price related to the acquisitions reflects the fair value of the acquired assets and liabilities. The results of operations of each acquired entity are reflected in the consolidated results of operations beginning on their respective acquisition dates. Prior to the Company’s majority ownership of NetRatings Italia S.r.l., NetRatings recorded its equity share of this joint venture’s gains or losses in equity in earnings (losses) of joint venture. Effective February 2005, the financial results of NetRatings Italia S.r.l. are consolidated into the Company’s consolidated financial statements.

Results of operations for each of the acquired companies are included prospectively from the date of acquisition. Pro forma results of operations reflecting the 2004 and 2005 acquisitions have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to the Company’s results of operations.

There was no acquisition activity for the year ended December 31, 2006.

Note 4: Goodwill and Intangible Assets

During the first quarter of 2006, NetRatings finalized the purchase price allocation related to Red Sheriff S.r.l. resulting in a decrease in goodwill of approximately $0.1 million. During the years ended December 31, 2006 and 2005, the Company also used net operating loss carryforwards of acquired companies, resulting in a decrease in goodwill of approximately $0.5 million and $0.1 million, respectively.

Goodwill and other intangible assets along with their weighted average life, at December 31, 2006 and 2005, consisted of the following (in thousands, except weighted average life):

	December 31, 2006
	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$3,473	$2,009	7
Customer contracts	4,940	4,340	600	3
Patents and other	15,682	7,390	8,292	11
Total	$26,104	$15,203	10,901
Goodwill			76,301
Total goodwill and other intangible assets			$87,202

	December 31, 2005
	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$2,691	$2,791	7
Customer contracts	4,940	3,740	1,200	3
Patents and other	15,682	6,395	9,287	11
Total	$26,104	$12,826	13,278
Goodwill			76,856
Total goodwill and other intangible assets			$90,134

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2007: $2.4 million; 2008: $1.8 million; 2009: $1.4 million; 2010: $1.1 million; and 2011: $1.0 million.

Note 5: Restructuring Liabilities

The Company’s restructuring liabilities consisted of (i) a restructuring plan approved by management and initiated in the third quarter of 2005, which included the termination of 10 employees all of which were terminated as of December 31, 2005, and (ii) an acquisition in 2002 for which a lease commitment accrual remains.

The following tables summarize activity associated with the Company’s restructuring liabilities for the years ended December 31, 2006 and 2005 (in thousands):

	Balance December 31, 2005	Additions	Utilized Cash	Balance December 31, 2006
Employee severance benefits	$699	$—	$(699)	$—
Lease commitments	757	—	(339)	418
Totals	$1,456	$—	$(1,038)	$418

	Balance December 31, 2004	Additions	Utilized Cash	Balance December 31, 2005
Employee severance benefits	$—	$1,700	$(1,001)	$699
Lease commitments	1,424	—	(667)	757
Total	$1,424	$1,700	$(1,668)	$1,456

The long-term portion of restructuring liabilities on the consolidated balance sheet relates to idle facility lease commitments, which are estimated to be completed by the first quarter of 2008.

Note 6: Patent Enforcement Program and Licensing Revenue

In 2005, NetRatings commenced a patent enforcement program to protect the Company’s investments in its patented technologies related to the collection, analysis and reporting of Internet and/or computer usage and activity. The Company’s licensing arrangements may be structured in a variety of different ways, including lump sum payments, short-term payments or payments over an extended period. As a result, the Company’s licensing revenues could be significantly higher or lower from one period to a subsequent period. Legal expenses related to the Company’s patent enforcement program are included in general and administrative expenses. Total licensing revenue for the years ended December 31, 2006 and 2005 was $7.0 million and $0.2 million, respectively.

Note 7: Stockholders’ Equity

Common Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 200 million shares of common stock. At December 31, 2006, 38.7 million shares of common stock were issued and 35.3 million shares were outstanding. The Company issued 0.9 million and 0.7 million shares of common stock during 2006 and 2005, respectively, in connection with the Company’s stock compensation plans.

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

On November 3, 2005, the Company announced that its Board of Directors authorized a stock repurchase program. Under this program, the Company was authorized to repurchase up to $25 million of the Company’s common stock in the open market or in privately negotiated transactions. As of December 31, 2005, the Company repurchased approximately 1.1 million shares of common stock for an aggregate cost, including commissions, of $15.4 million, or an average of $13.40 per share. During the first quarter of 2006, the Company repurchased an additional 0.8 million shares for an aggregate cost, including commissions, of $9.6 million, or an average of $12.70 per share. The Company completed its stock repurchase program in February 2006.

Note 8: Joint Ventures

In June 1999, NetRatings granted a license for the use of its proprietary software to NetRatings Japan, in which it held a direct ownership interest of approximately 49%. The joint venture was formed to adapt, market, service and sell interactive media and market research data in Japan. NetRatings made a capital contribution of $1.3 million for the year ended December 31, 2001. On April 1, 2003, NetRatings increased its ownership in NetRatings Japan to 58% for an additional investment of approximately $1.1 million. Effective April 1, 2003, the Company consolidates the results of operations and financial position of NetRatings Japan in its consolidated financial statements.

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

On May 7, 2002, NetRatings acquired a 49% stake in Ibope eRatings.com, its Latin America joint venture, through the acquisition of ACNielsen eRatings.com and recorded this investment using the equity method. In accordance with APB 18, the Company recorded losses to the extent of its investments and outstanding advances, thereby reducing its investment in Ibope eRatings.com to zero in the first quarter of 2004. In addition, NetRatings has no financial support commitments to Ibope eRatings.com and therefore does not presently recognize its share of Ibope eRatings.com’s net losses in NetRatings’ consolidated financial statements.

In connection with NetRatings’ acquisition of Red Sheriff in December 2004, NetRatings acquired a 50% stake in NetRatings Italia S.r.l. At the end of the first quarter in 2005, the Company purchased the remaining 50% interest in NetRatings Italia S.r.l., which resulted in its results of operations being reported in NetRatings’ consolidated results rather than in equity in earnings of joint ventures. As a result, the Company’s sole remaining joint venture relationship is Ibope eRatings.com.

The transactions between the Company and Ibope eRatings.com, as well as the Company’s majority-owned subsidiaries prior to consolidation, involve the allocation of revenue and expense. Revenue from Internet audience measurement services, which can either be sold by NetRatings or the joint venture partner, is allocated between the two parties based on the location of the customer and the location of the panel whose data is used in the service. NetRatings records commission revenue and expense related to these sales ratably over the period of the contract in the revenue and cost of revenue lines in its statement of operations.

•       The joint venture retains 100% of any revenue from services that the joint venture sells to customers within its own country based on data from its panels;

•       NetRatings and the joint venture each record a 50% international panel fee from services that NetRatings sells to customers based on data from the joint venture’s panels or services that the joint venture sells to customers within its country based on NetRatings’ panel data; and

•       If either NetRatings or the joint venture sells services based on data from a combination of the NetRatings and joint venture’s panels, the allocation of revenues is determined by an operating committee consisting of two representatives of each company, with any decisions requiring a unanimous vote of those present, which must include at least one representative of each company.

The Company’s joint ventures pay the Company a royalty for the use of its technology. This royalty revenue is based on a percentage of each sale made by the Company’s equity method investees pursuant to each joint venture’s operating agreement. This revenue is recognized ratably over the period of the contract in the Company’s consolidated statement of operations.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded the following transactions related to its equity owned joint ventures:

	2006	2005	2004
	(in thousands)
Revenue	$138	$91	$73
Commission expense	104	58	52
Royalty revenue	—	36	79
Reimbursement for data hosting and support services	135	135	135

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

Note 9: Related Party Transactions

NetRatings obtains its directors and officers, property, general and workers compensation insurance through The Nielsen Company B.V., which indirectly owns 100% of the voting stock of Nielsen Media Research and ACNielsen Corporation. The costs incurred for these services were approximately $0.2 million for each of the three years ended December 31, 2006, 2005, and 2004 respectively.

In August 1999, NetRatings entered into an operating agreement with Nielsen Media Research. Under the terms of the operating agreement, NetRatings paid Nielsen Media Research a 35% commission for selling services to certain customers. In May 2002, this agreement was amended to provide that, in lieu of paying commissions, NetRatings will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of a sales force dedicated to selling NetRatings’ products and services. This expense totaled approximately $0.3 million, $0.3 million, and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In April 2005, Nielsen Media Research and NetRatings signed a series of agreements pursuant to which the parties have cooperated in the development and operation of a patent enforcement program. Under the patent enforcement program, NetRatings has contacted a series of companies in the web analytics and online advertising fields regarding the licensing of a portfolio of patents that are owned or jointly owned (with Nielsen Media Research) by NetRatings. As part of the patent licensing program, NetRatings has also initiated a number of patent infringement lawsuits, five of which have been settled. Under each of the five settlements, NetRatings has licensed certain patents in exchange for license or royalty fees. Pursuant to the agreements between Nielsen Media Research and NetRatings, the two parties (i) split the fees and expenses relating to the patent licensing program on a 50/50 basis and (ii) split the proceeds from the patent enforcement program on a 50/50 basis, subject to payments to the law firm coordinating the patent enforcement program.

NetRatings is also charged by Nielsen Media Research for the costs of maintaining the U.S. home and at-work NetView panels. These costs totaled $2.3 million, $2.5 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in cost of revenue in the accompanying consolidated statements of operations.

In the fourth quarter of 2003, Nielsen Media Research started providing services to recruit and survey respondents for NetRatings’ @Plan service. The cost incurred for these services was $2.8 million, $2.4 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in cost of revenue in the accompanying consolidated statement of operations.

In March 2004, NetRatings engaged Nielsen Media Research to provide technology hosting services for its U.S. data center operations. The cost incurred in 2006 and 2005 for these services was $0.8 and $0.6 million, respectively, and is included in cost of revenue in the accompanying consolidated statement of operations.

As of December 31, 1999, Nielsen Media Research became a wholly owned subsidiary of The Nielsen Company. As Nielsen Media Research is a majority stockholder of NetRatings, The Nielsen Company is required to consolidate NetRatings’ operating results with its own for financial reporting purposes. As of December 31, 2006 and 2005, The Nielsen Company owned, through its subsidiaries, approximately 60% of the outstanding common stock of NetRatings.

Since May 2002, ACNielsen has provided back office services for the Company’s international operations, other than those previously operated by Red Sheriff. These services include payment of all international operating expenses for which NetRatings reimburses ACNielsen on a quarterly basis. Fees related to these back office services were approximately $0.4 million, $0.9 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, the Company completed the process of transitioning these services out of ACNielsen in certain countries, although ACNielsen still provides these services in several international jurisdictions. NetRatings also rents office space in ACNielsen offices for some of its international sales offices. Charges related to this office space and related office expenses were approximately $0.2 million for the year ended December 31, 2006 and approximately $0.4 million for each of the years ended December 31, 2005 and 2004.

Mediametrie is the minority shareholder of Mediametrie NetRatings. In January 2005, Mediametrie started performing custom research services for Mediametrie NetRatings. The cost incurred for these services was $0.4 million for the years ended December 31, 2006 and 2005.

As of December 31, 2004, the Company was owed $1.2 million from related parties, which represented a loan made by NetRatings Japan to TransCosmos, one of its minority shareholders. The $1.2 million loan was paid in the second quarter of 2005.

The following is a summary of amounts due to related parties as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Due to The Nielsen Company and its affiliates	$4,854	$6,317
Due to Ibope eRatings.com	654	549
Due to Mediametrie	439	220
Due to related parties	$5,947	$7,086

Note 10: Commitments and Contingencies

Lines of Credit

The Company has two lines of credit available totaling $162,000. Borrowings under these lines of credit bear interest at 8.375%. There have been no borrowings under these lines of credit.

Leases

As of December 31, 2006, non-cancelable operating lease agreements with terms in excess of one year were as follows (in thousands):

Year ending December 31:
2007	$2,890
2008	1,798
2009	1,341
2010	376
2011 and thereafter	66
Total minimum lease payments	$6,471

Future rent payments related to idle facility space, net of sublease income, of $0.4 million are included in restructuring liabilities (Note 5). Sublease rental payments were $0.2 million, $0.1 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has a $35,000 letter of credit to support its lease obligation at one of its locations. The letter of credit is valid through May 2011 and, if drawn upon, bears interest at 8.375%.

Rent expense was $3.0 million, $3.1 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation

The Company is a party to various legal proceedings, including the legal proceedings described below. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Securities Class Action

A class action lawsuit was filed on November 6, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of NetRatings’ common stock alleging violations of federal securities laws. The case is now designated as In re NetRatings, Inc. Initial Public Offering Securities Litigation, related to In re Initial Public Offerings Securities Litigation. The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from December 8, 1999 through December 6, 2000. The complaint names as defendants NetRatings; two of the Company’s former directors; and investment banking firms that served as underwriters for the Company’s initial public offering in December 1999. The Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following the IPO. No specific damages are claimed.

Similar allegations were made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (as well as the other issuer defendants) filed a motion to dismiss the complaint. The motions were heard on November 1, 2002. In February 2003, the judge granted the motion to dismiss certain of the claims against NetRatings and the two individual defendants and denied the motion to dismiss certain other claims against NetRatings and the two individual defendants. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceedings and its outcome is adverse to the Company and if the Company is required to pay significant monetary damages, an adverse outcome could materially affect our results of operations and financial position.

Patent Litigation

In the first half of 2005, NetRatings decided to launch a coordinated program to enforce its intellectual property rights against various companies that operate in the Web analytics, online advertising and related Internet technology fields. The patent enforcement program contemplates both negotiating patent licensing deals outside the litigation context and initiating patent infringement lawsuits where it is believed such a step is necessary to enforce our intellectual property rights. Pursuant to this patent enforcement program, in 2005 and 2006 NetRatings filed patent infringement lawsuits against a number of Web analytics and Internet technology companies. Each of the complaints filed in these lawsuits alleged that the defendant infringes patents owned or controlled by NetRatings which relate generally to the collection, analysis and reporting of information concerning Internet and/or computer usage and activity. Each of the complaints seeks, among other things, injunctive relief enjoining further infringement of such patents as well as compensatory and other damages. In the fourth quarter of 2005, NetRatings settled one of the patent infringement lawsuits it had filed, and in 2006 NetRatings settled four additional patent infringement lawsuits. Under each of these settlements, NetRatings has licensed certain of its patents in exchange for license or royalty fees payable to NetRatings.

In February 2006, WebSideStory, Inc., a company sued by NetRatings as part of the patent enforcement program, filed a patent infringement lawsuit against NetRatings in the United States District Court for the Southern District of California. This lawsuit alleges that NetRatings infringes a patent owned by WebSideStory and is seeking unspecified monetary damages and injunctive relief. While NetRatings believes this lawsuit is without merit, there are no assurances that it will prevail in this litigation. NetRatings also cannot estimate the financial impact to the company in the event that it does not prevail in defending this lawsuit.

Consolidated Shareholders Litigation

Following the October 9, 2006 announcement of The Nielsen Company’s proposal to purchase all of the outstanding shares of NetRatings’ common stock at a price of $16 per share in cash, three substantially similar putative class action lawsuits were filed, two on October 9, 2006 and one on October 10, 2006, by certain stockholders of the Company against the Company, The Nielsen Company and the Company’s directors in the Delaware Court of Chancery. Additionally, one putative class action lawsuit was filed on November 6, 2006 by a stockholder of the Company against the Company, The Nielsen Company and the Company’s directors in the Supreme Court of the State of New York, County of New York. The complaints in these actions, which purported to be brought on behalf of all of stockholders of the Company excluding the defendants and their affiliates, generally alleged (i) breaches of fiduciary duty by the Company’s directors, (ii) that the consideration offered by The Nielsen Company was inadequate and constituted unfair dealing and (iii) that The Nielsen Company, as controlling stockholder, breached its duty to the remaining stockholders of NetRatings by acting to further its own interests at the expense of the remaining stockholders of NetRatings. The complaints sought to enjoin the proposal, or in the alternative, damages in an unspecified amount and rescission in the event a merger occurred pursuant to the proposal. The Delaware actions were consolidated under the caption In re: NetRatings, Inc., Consolidated Shareholders Litigation.

On February 5, 2007, Judge Leo E. Strine of the Delaware Court of Chancery granted the Delaware plaintiffs’ notice to voluntarily dismiss the Delaware consolidated actions without prejudice. No compensation has passed from any defendant in that action to the Delaware plaintiffs or their attorneys and no promise to give any such compensation has been made.

The New York complaint has not been served on any of the defendants in the action. To the extent this action proceeds, the Company believes it is without merit and intends to defend it vigorously.

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

The following table sets forth revenue and property and equipment by geographic region:

	For the year ended December 31, 2006
	US	EMEA	APLA	Total
Revenue	$42,387	$22,016	$17,366	$81,769
Property and equipment*	4,910	1,829	2,843	9,582

	For the year ended December 31, 2005
	US	EMEA	APLA	Total
Revenue	$31,734	$21,551	$14,732	$68,017
Property and equipment*	4,394	1,153	2,280	7,827

	For the year ended December 31, 2004
	US	EMEA	APLA	Total
Revenue	$28,059	$19,432	$11,803	$59,294
Property and equipment*	2,534	1,712	1,731	5,977

*                    The amounts indicated for property and equipment are as of December 31, 2006, 2005 and 2004, respectively.

Note 12: Income Taxes

No income tax expense was recorded for the year ended December 31, 2004. The components of the provision for income taxes for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Current:
Federal	$89	$—
State	158	—
Foreign	1,182	320
	1,429	320
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total tax provision	$1,429	$320

The difference between the income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Income tax expense (benefit) at federal statutory rate	$1,361	$(2,841)
State taxes (net of federal benefit)	158	(450)
Deferred tax assets not benefited	286	3,616
Foreign rate differential	53	(56)
Research and development credit	(514)	—
Other	85	51
Provision for taxes	$1,429	$320

Significant components of NetRatings’ net deferred tax assets are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$34,946	$33,185
Research and development credits	1,817	1,061
Reserves and accrued costs and expenses not currently deductible	1,216	2,535
Asset write-offs not currently deductible	1,973	1,834
	39,952	38,615
Deferred tax liabilities:
Fixed assets and intangibles	(1,566)	(773)
Gross deferred tax assets	38,386	37,842
Valuation allowances	(38,386)	(37,842)
Net deferred tax assets	$—	$—

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

The net valuation allowance increased by $0.5 million, $4.9 million and $2.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $20.1 million and $8.9 million of the federal net operating loss carryforward at December 31, 2006 and 2005, respectively, represents the stock option deduction arising from activity under the Company’s stock option and employee stock purchase plans, the benefit of which will increase capital in excess of par value when realized.

At December 31, 2006, the Company had federal and California state net operating loss carryforwards of $88.0 million and $46.8 million, respectively. These carryforwards will expire at various dates beginning in 2007 through 2025, if not utilized. In addition, as of December 31, 2006, the Company had federal and state tax credit carryforwards of approximately $1.8 million. The federal research and development credits will expire beginning in 2012, and the state credits will carryforward indefinitely.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company has made no provision for U.S. income taxes on cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings.

Pre-tax income (loss) from foreign operations was $1.3 million in 2006 and $(0.9) million in 2005.

Note 13. Other-Than-Temporary Impairment and Its Application to Certain Investments

The gross unrealized losses related to NetRatings’ portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2006 are temporary in nature. NetRatings has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality and

NetRatings’ ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

There were no unrealized gains as of December 31, 2006. The following table sets forth the unrealized losses for NetRatings investments as of December 31, 2006 (in thousands, except percentage data):

	In Loss Position Less than 12 Months		In Loss Position 12 Months or Longer		Total In Loss Position
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,984	$(11)	$—	$—	$5,984	$(11)
Corporate notes	25,466	(77)	8,923	(27)	34,389	(104)
Euro dollar bonds	12,185	(28)	4,898	(12)	17,084	(40)
Floating rate bonds	10,972	(28)	—	—	10,972	(28)
Government securities	8,159	(41)	1,499	(1)	9,657	(42)
Total temporarily impaired securities	$62,766	$(185)	$15,320	$(40)	$78,086	$(225)
Securities unrealized loss percent to fair value		0.29%		0.27%		0.29%

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

The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2006:

	Time to maturity
	One year or less	One to five years	Five to ten years	Greater than ten years	Total
	(in thousands, except percent data)
Cash and cash equivalents	$52,180	—	—	—	$52,180
Average interest rates	1.60%	—	—	—	1.60%
Short term investments	$70,132	$15,561	$1,502	$47,638	$134,833
Average interest rates	4.05%	5.12%	5.25%	5.32%	4.63%

Marketable securities with a maturity date greater than one year and in a loss position as of December 31, 2006 are reported as long-term marketable securities on the balance sheet. All other marketable securities are reported as short-term marketable securities.

Note 14. Subsequent Events

On February 5, 2007, the Company, Nielsen Media Research and NTRT Acquisition Sub, Inc., a newly-formed and wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into the Company, which will result in The Nielsen Company and its subsidiaries owning all of the Company’s common stock. Upon completion of the merger, holders of NetRatings common stock (other than Nielsen Media Research, any other direct or indirect subsidiary of The Nielsen Company and any stockholders who perfect their appraisal rights under Delaware law) will have the right to receive $21.00 in cash, without interest, for each share of NetRatings common stock held immediately prior to completion of the merger. The closing of the merger is subject to customary conditions and approvals, and the exact timing is dependent upon the review and clearance of necessary filings with the SEC. The transaction is subject to shareholder approval of NetRatings, but Nielsen Media Research has agreed to vote, or cause to be voted, all shares of NetRatings common stock owned by Nielsen Media Research and its affiliates in favor of the merger. This agreement by Nielsen Media Research will ensure that the merger agreement is adopted by the holders of a majority of the outstanding shares of NetRatings common stock, as required by Delaware law.

Pursuant to the Agreement and Plan of Merger, all outstanding options, whether vested or unvested, will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the  number of shares of common stock then subject to such option and (b) the excess, if any, of $21.00 over the exercise price per share of common stock for such option, less any required withholding taxes. Likewise, pursuant to the Agreement and Plan of Merger, all restricted shares granted under the Company’s equity plans will be cancelled and converted into the right to receive $21.00 in cash, without interest.

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

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part II, Item 8 of this Form 10-K.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below for each of the directors, executive officers and other principal officers of NetRatings is their respective present principal occupation or employment, the name and principal business of the corporation or other organization in which such occupation or employment is conducted and the five-year employment history of each such individual. Each person identified below is a citizen of the United States of America, unless otherwise noted. Unless indicated otherwise, each person’s principal address is c/o NetRatings, Inc., 120 West 45th Street, 35th Floor, New York, New York 10036.

William R. Pulver—Director. Mr. Pulver, 47, joined NetRatings in November 2001 as its President and Chief Operating Officer and was appointed to our board of directors and assumed the role of President and Chief Executive Officer in February 2002. From December 1999 to November 2001, Mr. Pulver was President of ACNielsen eRatings.com. Prior to December 1999, he worked continuously with ACNielsen for 22 years, most recently as group chief executive of ACNielsen Japan. In March 1999, the role was expanded to include ACNielsen Korea. Mr. Pulver is a citizen of Australia.

John A. Dimling—Director. Mr. Dimling, 68, has served on our board of directors since December 1999 and has served as the Chairman of our board of directors since April 2002. Since January 2006, Mr. Dimling has served as Chairman Emeritus of Nielsen Media Research. He had previously served as Chairman of Nielsen Media Research since 2001. From July 1998 through 2001, Mr. Dimling served as the President and Chief Executive Officer of Nielsen Media Research. He previously served as President and Chief Operating Officer of Nielsen Media Research from July 1993 to June 1998.

David H. Harkness—Director. Mr. Harkness, 62, has served as a member of our board of directors since September 1999. Mr. Harkness has been employed by Nielsen Media Research and The Nielsen Company since 1975, and currently serves as Senior Vice President, Strategy and Alliances, of The Nielsen Company’s Media Measurement and Information Segment.

Arthur F. Kingsbury—Director. Mr. Kingsbury, 58, has served on our board of directors since March 2001. He is currently a private investor. From 1994 through 1996, Mr. Kingsbury served as the President and Chief Operating Officer of VNU USA, Inc.

Thomas A. Mastrelli—Director. Mr. Mastrelli, 59, has served on our board of directors since December 1999. He is currently Executive Vice President, Corporate Development for The Nielsen Company. Previously, Mr. Mastrelli held various executive level positions at The Nielsen Company, including Chief Operating Officer of VNU, Inc., a subsidiary of The Nielsen Company. Mr. Mastrelli joined The Nielsen Company in 1998.

D. Scott Mercer—Director. Mr. Mercer, 56, has served as a member of our board of directors since January 2001. He is currently a private investor. From May 2005 through December 2005, Mr. Mercer served as Interim Chief Executive Officer of Adaptec, Inc, a provider of data storage solutions. From February 2004 through December 2004, Mr. Mercer served as Senior Vice President and Advisor to the Chief Executive Officer of Western Digital Corporation, a supplier of disk drives to the personal computer and consumer electronics industries. From October 2001 through January 2004, Mr. Mercer served as Senior Vice President, Chief Financial Officer of Western Digital Corporation. From June 2000 through September 2001, Mr. Mercer served as Vice President, Chief Financial Officer of Teralogic, Inc., a privately held supplier of semiconductors and software to the digital television industry. Mr. Mercer also serves on the Board of Directors of Adaptec, Inc., Conexant Systems, Inc. and Palm, Inc.

James M. O’Hara—Director. Mr. O’Hara, 44, has served on our board of directors since March 2004. He is currently Senior Vice President and Chief Financial Officer of The Nielsen Company’ Media

Measurement and Information Segment. Previously, Mr. O’Hara served as Senior Vice President and Chief Financial Officer for Nielsen Media Research. Mr. O’Hara joined The Nielsen Company in 1998 as Chief Financial Officer for VNU Marketing Information.

Jerrell W. Shelton—Director. Mr. Shelton, 61, has served on our board of directors since March 2004. He is currently a private investor. From August 2004 to June 2006, Mr. Shelton served as Chairman and Chief Executive Officer of Wellness, Inc., a provider of hospital products for integrated solutions for healthcare environments for patient areas. From November 2000 to August 2002, Mr. Shelton served as Chief Executive Officer of IBM’s WebFountain.

Susan D. Whiting—Director. Ms. Whiting, 50, has served on our board of directors since November 2005. She is currently Executive Vice President of The Nielsen Company and Chairman of Nielsen Media Research. Previously, Ms. Whiting held various executive level positions with The Nielsen Company and Nielsen Media Research, including President and Chief Executive Officer of Nielsen Media Research. She began employment with Nielsen Media Research in 1978. Ms. Whiting also serves on the Board of Directors of Wilmington Trust Corporation.

Todd Sloan—Officer. Mr. Sloan, 44, joined NetRatings in February 2002 as its Senior Vice President of Corporate Development, and became Executive Vice President and Chief Financial Officer in April 2002. Previously, Mr. Sloan was Chief Financial Officer of About.com, Inc., which he joined in January 1999.

Manish Bhatia—Officer. Mr. Bhatia, 41, has served as our Executive Vice President, Global Operations and U.S. Sales since January 1, 2006 and as NetRatings’ Senior Vice President, Product Marketing and Business Development from January 2002 until December 2005. From October 2000 until January 2002, Mr. Bhatia was Senior Vice President, Interactive Services for Nielsen Media Research. From 1989 to October 2002, Mr. Bhatia worked at Nielsen Media Research in various research positions.

Louise Ainsworth—Officer. Ms. Ainsworth, 40, has served as our Managing Director, Europe/Middle East/Africa since September 2006. From January 2006 until joining NetRatings, Ms. Ainsworth was Managing Partner, Consulting & Planning for OgilvyOne Worldwide London. From May 2002 to December 2005, Ms. Ainsworth was with OgilvyInteractive London, where she served mostly recently as a Managing Partner. From December 1999 to May 2002, Ms. Ainsworth held various positions with Organic Online London, where her last assignment was Group Director, Engagement Management. Ms. Ainsworth is a citizen of the United Kingdom.

Forrest Didier—Officer. Mr. Didier, 51, has served as our Managing Director, Asia-Pacific/Latin America since May 2005. From August 2001 until joining NetRatings, Mr. Didier was the Managing Director of Asia Pacific for Nielsen Media Research International. From 1982 through August 2001, Mr. Didier held various senior-level positions within ACNielsen Corporation in the United States and Asia Pacific.

John Kleine—Officer. Mr. Kleine, 53, has served as our Chief Technical Officer and Senior Vice President, Engineering and Operations since September 2005. From September 2004 until joining NetRatings, Mr. Kleine served as a consultant in the Internet industry. From November 1999 until August 2004, Mr. Kleine served as Executive Vice President and Chief Technology Officer of Interactive Search Holdings, Inc.

Susan Hickey*—Officer. Ms. Hickey, 41, joined NetRatings in August 2002 as Vice President and has served as Senior Vice President of NetRatings since March 2005. Ms. Hickey is currently responsible for NetRatings’ marketing, investor relations and human resources functions. From 1997 to 2002, Ms. Hickey was with Media Metrix, which became Jupiter Media Metrix, where her last assignment was Vice President of Investor Relations and Corporate Communications.

Alan Shapiro—Officer. Mr. Shapiro, 38, joined NetRatings in September 2002 as its Vice President and General Counsel, and has served as NetRatings’ Senior Vice President & General Counsel since March 2005. From April 2000 until July 2002, Mr. Shapiro served as Vice President and General Counsel of Jupiter Communications, Inc. and, following the September 2000 merger with Media Metrix, Inc., as Senior Vice President and General Counsel of Jupiter Media Metrix, Inc.

During the last five years, none of NetRatings or any of the foregoing directors or officers of NetRatings (i) has been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) was a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining future violations of, or prohibiting activities subject to, federal or state securities law, or a finding of any violation of federal or state securities laws.

There are no family relationships among any of the foregoing directors or officers of NetRatings. As noted above, a majority of our directors hold positions with companies that are subsidiaries and/or affiliates of The Nielsen Company, which owned approximately 60% of our outstanding common stock as of February 28, 2007. In addition, as noted above some of our officers formerly held positions with companies that are subsidiaries and/or affiliates of The Nielsen Company.

*                    Non-reporting person under Section 16(a) of the Exchange Act.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, all Reporting Persons complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

Code of Ethics

Our board of directors has adopted a (i) Code of Ethics for our Senior Financial Officers and (ii) a Code of Conduct applicable to all of our employees and directors. These codes, which are both designed to ensure that our business is conducted in a consistently legal and ethical manner, address specific areas of professional conduct, including conflicts of interest, fair dealing and the strict adherence to all laws and regulations applicable to the conduct of our business. Upon the written request of any stockholder, we will furnish, without charge, a copy of the Code of Ethics for NetRatings’ Senior Financial Officers and/or the Code of Conduct. Requests should be directed to NetRatings’ General Counsel, NetRatings, Inc., 120 West 45th Street, 35th Floor, New York, New York 10036.

Policy Governing Director Nominations

Because The Nielsen Company B.V. and its affiliates own more than 50% of the voting power in NetRatings, we are deemed to be a “controlled company” under the Nasdaq rules. Because we are a “controlled company,” our board of directors has elected not to establish a separate nominating committee or formal rules governing director nominations from stockholders. In the event of any vacancy on our board of directors, or in the event that our board of directors is to be expanded, the board of directors will determine at such time the appropriate procedures for filling the vacancy or additional position. Our board of directors may decide at such time to authorize a committee of our board of directors to conduct the search for a director and to recommend nominations to the full board of directors.

Our board of directors has not set specific, minimum qualifications that must be met by a director candidate. In evaluating candidates for our board of directors, a number of attributes are considered, including, but not limited to, the following:

•       personal and professional character, integrity, ethics and values;

•       general business experience and skills;

•       experience or expertise in the relevant industry or technologies; and

•       aptitude in accounting and finance.

Our board of directors also may consider (i) whether a candidate would be deemed to be “independent” under the applicable laws, rules or regulations, (ii) whether the candidate’s existing business commitments would interfere with the candidate’s ability to devote sufficient time to discharge his or her duties as a director and (iii) the input of The Nielsen Company, our majority stockholder.

Audit Committee Membership

The audit committee currently consists of Messrs. Kingsbury, Mercer and Shelton, each of whom has been determined to be independent as defined under both the Nasdaq’s and SEC’s director independence standards for audit committee members. Messrs. Kingsbury, Mercer and Shelton served as members of the audit committee during all of 2006. Mr. Mercer serves as chairman of the audit committee and the board of directors has determined that Mr. Mercer qualifies as an “audit committee financial expert” under the rules of the SEC.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The goals of our executive compensation policy are to (i) attract, retain and reward executive officers who contribute to our overall success by offering compensation that is competitive in the industry and geographic regions in which it operates, (ii) motivate executives to achieve our operating and financial objectives; and (iii) align the interests of our executives with the long-term interests of stockholders. We currently use salary, cash bonuses, equity-based compensation and a benefits package to achieve these goals.

The compensation committee believes that a significant proportion of executive compensation should be linked to our financial results because these individuals are most able to affect our performance. As a result, and as more fully described below, the bonus payments and equity compensation grants for executives are heavily linked to our key financial metrics.

The compensation committee typically meets several times each year, and the agendas for these meetings are established in consultation with the members of the compensation committee, William Pulver, our chief executive officer, and Susan Hickey, our senior vice president responsible for human resources matters. The compensation committee also has retained Hewitt Associates on separate occasions during the past few years to assist the compensation committee in evaluating the overall executive compensation program. The retention of Hewitt Associates provided additional assurance that our executive compensation program is appropriate and consistent with the goals enumerated above. Hewitt Associates reported directly to the compensation committee and did not, and does not currently, perform any services for our management.

Components of Executive Compensation for 2006

For 2006, the compensation of executives consisted of the following four primary components: base salary; a cash bonus; performance-based grants of restricted stock; and a benefits package. The compensation committee believes that these four components appropriately balance the mix of cash and equity compensation, the mix of short-term and long-term compensation and the security of basic benefits in a way that furthers the compensation goals listed above.

In January 2006, the compensation committee retained Hewitt Associates to provide advice and guidance to the committee with respect to (i) an overall compensation philosophy that would be appropriate for NetRatings; (ii) an assessment of the existing executive compensation structure and a comparison with comparable companies; and (iii) specific executive compensation recommendations for the committee.

Base Salary

The base salary is the guaranteed component of the executives’ annual cash compensation. The base salaries for the executives were initially set based on the negotiations with the individual executive officers at the time of their recruitment to NetRatings. In order to determine the appropriate base salary, we give consideration to the individual’s experience, reputation in his or her industry and expected contributions, as well as to the salaries for comparable positions in the industry or market, as appropriate. These negotiations are typically directed by our chief executive officer, but the final compensation terms for executive officers are approved in advance by the compensation committee.

At a compensation committee meeting in the first calendar quarter of each year, the compensation committee, as part of its overall executive compensation review, reviews the base salaries for each individual executive. Prior to this meeting, Mr. Pulver provides to the compensation committee his proposed recommendations for base salary adjustments (if any) for our executives, excluding the chief executive officer. At the meeting, Mr. Pulver and Miss Hickey review the proposed recommendations for executive base salaries and answer questions from the compensation committee regarding the base salary recommendations. In determining the adjustments, if any, to the base salaries of the executive officers, the compensation committee considers the following factors:

•       the base salary increases generally applicable to our non-executive employees, which was 3% for 2006;

•       the executive’s performance during the prior year and the recommendation of Mr. Pulver and Miss Hickey;

•       external factors which may impact the appropriate base salary, such as changes in the marketplace; and

•       the input and recommendations of Hewitt Associates.

In March 2006, in an executive session of the compensation committee, the committee reviewed Mr. Pulver’s performance and increased his base salary 6%. In establishing Mr. Pulver’s base salary for 2006, the compensation committee considered our and Mr. Pulver’s accomplishments during 2005 and the committee’s subjective assessment of his performance. Specifically, the committee noted that our 2005 revenues increased approximately 15% over 2004 revenues and that our 2005 EBITDA improved approximately 85% over our 2004 EBITDA, excluding selected non-recurring items.

In March 2006, the compensation committee, based on the recommendations of Mr. Pulver and Miss Hickey, also reviewed the base salaries for the other executive officers. With regard to Mr. Sloan, the compensation committee increased his base salary 5%. In addition to our financial performance during 2005, the compensation committee also considered Mr. Sloan’s efforts in (i) strengthening our accounting and financial reporting capabilities in 2005 to ensure continued compliance with the Sarbanes-Oxley Act and (ii) improving the overall performance of the global finance team in 2005.

Mr. Bhatia’s base salary was increased from $190,550 to $230,000 beginning on January 1, 2006, in connection with his promotion to Executive Vice President, Global Operations and U.S. Sales. The compensation committee, therefore, did not adjust Mr. Bhatia’s base salary in 2006. As Mr. Didier and Mr. Kleine both began employment with us during 2005, the compensation committee concluded that for 2006 a pro-rata base salary increase consistent with the base salary increases provided to the non-executive employees was appropriate. As Mr. Didier was employed for approximately two-thirds of 2005, his base salary increase was 2% (or two-thirds of the base salary increase for non-executives). As Mr. Kleine was employed for approximately one-third of 2005, his base salary increase was 1% (or one-third of the base salary increase for non-executives).

Our management uses the EBITDA measure (and related measures such as pro-forma EBITDA) internally to evaluate the company’s performance as we believe it provides consistent and comparable measures to help investors understand our current and future operating cash flow performance. Pro-forma EBITDA reflects net income/loss excluding interest income/expense, taxes, depreciation and amortization, restructuring expenses, acquisition-related expenses, amortization of intangibles and stock-based compensation, and cumulative effect of change in accounting principle. Interest income/expense and provision for income taxes are excluded as they are not related to our operating performance. Restructuring expenses and acquisition-related expenses are excluded as they are one-time items not directly related to operations. Depreciation and amortization expense, amortization of stock-based compensation and cumulative effect of change in accounting principle are excluded as they are non-cash charges. We exclude amortization of intangibles as it is a non-cash charge not directly related to operations. EBITDA measures are provided as a complement to results provided in accordance with GAAP, and should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

Cash Incentive Bonuses

As with the executive base salaries, the cash bonus targets for our executives were initially set based on the negotiations with the individual executive officers at the time of their recruitment to NetRatings. In setting the initial cash bonus targets for an individual, or adjusting the cash bonus targets once employed, we give consideration to the individual’s experience, reputation in his or her industry and expected contributions, as well as to the bonus ranges or target bonuses for comparable positions in the industry or market, as appropriate. The compensation committee has also taken into consideration the input and advice of Hewitt Associates in deciding whether to adjust the cash bonus targets for any executive officer. The cash bonus targets for the named executive officers were not adjusted in 2006.

The cash bonuses for our executives are calculated pursuant to the executive bonus plan which was adopted by the compensation committee in early 2003. Under the executive bonus plan, the annual bonus payable to Messrs. Pulver and Sloan is based (i) 50% on the achievement of our revenue target for such year and (ii) 50% on the achievement of our EBITDA target for such year. The actual bonus amounts for Messrs. Pulver and Sloan are calculated by adjusting the executive’s bonus target amount upward or downward on a pro-rata basis by applying the aggregate average percentage of such financial targets actually achieved to the executive’s bonus target. Mr. Pulver’s bonus target amount for 2006 was $297,648, and Mr. Sloan’s bonus target amount for 2006 was $135,188. At a compensation committee meeting held in February 2007, the committee reviewed the revenue and EBITDA targets for 2006 and determined that we (i) exceeded the 2006 revenue target by 6% and (ii) exceeded the EBITDA target (excluding the expenses incurred by us during 2006 in connection with the proposed “going-private” transaction with The Nielsen Company) by 167%. As a result, the compensation committee determined that the actual 2006 cash bonuses for Messrs. Pulver and Sloan were $592,181 and $252,125, respectively.

Under the executive bonus plan, the annual bonuses payable to our other executive officers are based (i) 25% on the achievement of our revenue target for such year; (ii) 25% on the achievement of our EBITDA target for such year; (iii) 25% on the financial performance of the executive’s division or area of responsibility; and (iv) 25% on the achievement of the individual objectives identified for such executive for a specific year. The actual bonus amounts for Messrs. Bhatia, Didier and Kleine are calculated by adjusting the executive’s bonus target amount upward or downward on a pro-rata basis by applying the aggregate average percentage of such financial and individual performance targets actually achieved to the executive’s bonus target. For 2006, the cash bonus targets for Messrs. Bhatia, Didier and Kleine were $115,000, $100,152 and $90,900, respectively.

As noted above, in February 2007 the compensation committee reviewed the revenue and EBITDA performance for 2006 relative to the targets set for such year. In addition, in February 2007, Mr. Pulver and Miss Hickey submitted their finding and conclusions with respect to the (i) financial performance for each executive’s division or area of responsibility and (ii) achievement of the 2006 individual objectives set for each executive. Following a review by the compensation committee, the compensation committee determined that the actual 2006 cash bonuses for Messrs. Bhatia, Didier and Kleine were $162,725, $154,407 and $130,869, respectively.

Equity Compensation

Equity-based compensation awards are provided through the NetRatings Amended and Restated 1998 Stock Plan. Prior to March 2005, our practice was to grant stock options to our executives (as well as to other eligible employees) at the start of employment, upon promotions and as part of the annual performance appraisal process. The stock options for both executives and other employees were typically granted at the market price of our common stock on the date of grant and were subject to four year vesting, with 25% vesting on the one-year anniversary of the grant date and monthly vesting thereafter. The past grants of stock options to the executive officers were based on each officer’s relative position, responsibilities, historical and expected contributions, and the officer’s existing stock ownership and previous option grants, with primary weight given to the executive officer’s relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join NetRatings were typically based on negotiations with the officer and with reference to historical grants to existing officers.

In the fourth quarter of 2004, the compensation committee decided to explore the possibility of shifting from the practice of granting stock options to the granting of restricted stock to our executives (and other eligible employees). The compensation committee retained Hewitt Associates to conduct a thorough review of our equity compensation program and the advisability of shifting our equity compensation awards from stock options to restricted stock. This review included an analysis of, among other things, the: (i) financial impact of shifting from options to restricted stock; (ii) retention goals of NetRatings, in light of the existing options outstanding and our past practice; and (iii) shares available in the Amended and Restated 1998 Stock Plan.

In early 2005, following the review by Hewitt Associates, the compensation committee decided that we would shift the form of equity-based grants from stock options to restricted stock. In addition, the compensation committee concluded that the vesting of the restricted stock granted to the executive officers as part of the annual performance appraisal process should be linked to our achievement of key financial goals. The compensation committee believes that equity ownership, particularly in the case of restricted stock grants that include vesting linked to our financial performance, is highly motivating for executives, provides a significant incentive for executives to build stockholder value and serves to align the interests of executives with those of stockholders. The compensation committee concluded, however, that restricted stock grants made to executive officers in connection with their recruitment or linked to a promotion could continue to incorporate time-based vesting.

The compensation committee determined, based on the advice of Hewitt Associates, that each eligible employee would receive one-share of restricted share for every 2.5 stock options that were historically granted to such employee or similarly-situated employee. This determination was made based on an analysis of all of the following factors: (i) our historical grant practice; (ii) the retention issues facing us and the existing retention vehicles in place; (iii) the volatility of our stock price; and (iv) our historical trading price and current stock price. In addition, the compensation committee also determined that, in the case of the annual restricted stock grants to executive officers, the shares would vest three years following the grant unless we achieve specific EBITDA profitability goals in which case the vesting could occur prior to the three year period. The compensation committee believed that the shift from monthly vesting to annual (or longer) vesting in equity-based compensation would provide an added incentive for executives to remain with us for a longer period of time.

In early 2006, the compensation committee retained Hewitt Associates to review our equity compensation structure for the executives, particularly the sizes of the grants awarded to the executives. Following this review, the compensation committee decided to reduce the size of the 2006 annual executive restricted stock grants as compared to the 2005 annual executive restricted stock grants. In addition, for the 2006 annual executive restricted stock grants, the compensation committee decided to link directly the vesting of the restricted stock grants to the financial performance of NetRatings as measured by revenue and EBITDA, without regard to any time-based vesting component as was done in 2005. The financial targets for revenue and EBITDA for 2006, 2007 and 2008 were set as follows, with a weighting factor of 40% for the revenue target and 60% for the EBIDTA target:

Year	Revenue	EBITDA
2006	$77.1 million	$3.9 million
2007	$88.7 million	$8.9 million
2008	$102 million	$15.3 million
Cumulative Total	$267.8 million	$28.1 million

The vesting of the 2006 annual executive restricted stock grants was structured as follows:

(1)         In the event we achieve, on a cumulative basis, the revenue and EBITDA targets for the 2006 and 2007 calendar years, one-half of the restricted shares subject to the 2006 award would vest.

(2)         Vesting of the restricted shares (or remaining restricted shares) following the 2008 calendar year is based on the following table:

Target	Weight	Minimum	Base	Upside
Revenue (2006 thru 2008)	40%	$250 million	$267.8 million	$300 million
EBITDA (2006 thru 2008)	60%	$22.5 million	$28.1 million	$35 million
Vesting		50%	100%	125%

On February 5, 2007, we, Nielsen Media Research and NTRT Acquisition Sub, Inc., a newly-formed and wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into us, which will result in The Nielsen Company and its subsidiaries owning all of our common stock. Upon completion of the merger, all outstanding options, whether vested or unvested, will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the number of shares of common stock then subject to such option and (b) the excess, if any, of $21.00 over the exercise price per share of common stock for such option, less any required withholding taxes. Likewise, upon completion of the merger, all restricted shares granted by us will be cancelled and converted into the right to receive $21.00 in cash, without interest.

Employee Benefits

We offer core employee benefits coverage in order to: (i) provide our workforce with a reasonable level of support in the event of illness or injury and (ii) enhance productivity and job satisfaction through programs that focus on work/life balance. The benefits available are the same for all U.S. employees and executive officers and include medical and dental coverage, disability insurance and life insurance. The cost of the employee benefits package is partially borne by each U.S. employee, including executive officers.

Perquisites

We do not provide significant perquisites or personal benefits to executive officers.

Termination of Employment Arrangements

We entered into severance arrangements with each of our named executive officers at the time of their appointment: Manish Bhatia, Forrest Didier, John Kleine, William Pulver and Todd Sloan.

With respect to each of Messrs. Pulver and Sloan, if his employment terminates as a result of an “involuntary termination” he shall be entitled to receive (i) additional cash compensation equal to twelve months’ annual salary and the full amount of the targeted annual incentive bonus, as in effect immediately prior to the date of termination, and (ii) the acceleration of vesting on the number of shares that would have vested had he remained employed by us for the twelve month period immediately following the termination. “Involuntary termination” is defined, in part, as (i) the reduction in duties, without the executive’s express written consent, which results in a significant diminution of the position then maintained by the executive or his responsibilities with NetRatings, or the termination of employment other than for cause; (ii) a material reduction by us, without the executive’s express written consent, in total cash compensation as in effect immediately prior to such reduction, or the kind or level of employee benefits which the executive was entitled to with the result being that the overall benefits package is significantly reduced; or (iii) the death or disability of the executive.

With respect to Mr. Kleine, if his employment terminates as a result of an “involuntary termination” he shall be entitled to receive an amount equal to six months of base salary as in effect as of the date of such termination. “Involuntary termination” is defined, in part, as (i) the reduction in duties, without the executive’s express written consent, which results in a significant diminution of the position then maintained by the executive or his responsibilities with us, or the termination of employment other than for cause or (ii) a material reduction by us, without the executive’s express written consent, in total cash compensation as in effect immediately prior to such reduction, or the kind or level of employee benefits which the executive was entitled to with the result being that the overall benefits package is significantly reduced.

In the event Mr. Didier is terminated without cause or in the event his employment terminates as a result of an “involuntary termination,” Mr. Didier shall be entitled to receive an amount equal to six months of base salary and reasonable relocation expenses for Mr. Didier and his family to return to the United States. “Involuntary termination” is defined as (i) the reduction of duties, without his express written consent, which results in a significant diminution of his position or responsibilities with us or (ii) a material reduction, without his express written consent, in his salary or bonus, except in the case of a broad reduction affecting the senior executives.

With respect to Mr. Bhatia, if his employment is terminated without cause or if he terminates his employment for “good reason,” he shall be entitled to receive an amount equal to six months of base salary as in effect as of the date of such termination. “Good reason” is defined, in part, as (i) a material reduction in his duties and responsibilities; (ii) a material reduction in his salary and bonus (except in the event of a broad reduction affecting the senior executives of NetRatings); or (iii) a change in his reporting relationship so that he no longer reports to specific executives or the relocation of his primary worksite to a location more than 30 miles outside of New York City.

The amount of compensation payable to these executive officers pursuant to the termination of employment arrangements described above is set forth in the table below:

Name	Base Salary (1)	Non-Equity Incentive Plan (2)	Option/Restricted Stock Acceleration (3)	Other
William Pulver	$420,467	$300,036	$798,502	N/A
Todd Sloan	$278,486	$139,243	$526,122	N/A
Manish Bhatia	$241,500	N/A	N/A	N/A
Forrest Didier	$244,598	N/A	N/A	(4)
John Kleine	$208,060	N/A	N/A	N/A

(1)          Assumes the base salary currently in effect for each executive.

(2)          Based on the total targeted annual incentive bonus currently in effect for Messrs. Pulver and Sloan.

(3)          Assumes the executive’s date of termination is December 31, 2006 and the closing price per share of our common stock on December 29, 2006, the last trading day of 2006, which was $17.51. Assumes the vesting of all stock options which would vest within the twelve month period following December 31, 2006. Assumes the vesting of all shares of restricted stock which would vest within the twelve month period following December 31, 2006 and assuming all performance targets linked to such restricted shares were achieved.

(4)          Mr. Didier would be entitled to reasonable relocation expenses for him and his family to return to the United States following a two-year commitment, including economy-class plane tickets, shipment of household goods and other reasonable expenses (but excluding real estate commissions).

Merger Bonus Agreements

On December 18, 2006, NetRatings and Todd Sloan entered into a letter agreement pursuant to which we agreed to pay a bonus to Mr. Sloan in the amount of $100,000 in recognition of Mr. Sloan’s efforts in providing assistance in connection with the evaluation of the proposal from The Nielsen Company to purchase the outstanding minority stake in NetRatings. The $100,000 bonus will be paid on (i) the two month anniversary of the consummation of the proposed merger or (ii) May 1, 2007 in the event that an agreement with respect to the proposed merger is not signed by the parties by April 30, 2007; provided in both cases that Mr. Sloan is still employed by us (or an affiliated entity) on such date. Notwithstanding the foregoing, in the event that Mr. Sloan is terminated without cause or resigns as a result of an involuntary termination prior to the payment date, he shall be entitled to payment of the bonus within five days of the termination of his employment.

SUMMARY COMPENSATION TABLE

The following table shows information about compensation we awarded in 2006 to our chief executive officer, chief financial officer, and our three other most highly compensated executive officers (the “Named Executive Officers”).

Name and		Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)(2)	($)(2)	($)(3)	($)	($)	($)
William Pulver(1)	2006	$408,220	$382,302	$146,369	$592,181	N/A	N/A	$1,529,072
Todd Sloan	2006	$268,229	$272,468	$54,543	$252,125	N/A	N/A	$847,365
Manish Bhatia	2006	$230,000	$244,809	$57,309	$162,725	N/A	N/A	$694,843
Forrest Didier(1)	2006	$235,191	$238,293	N/A	$168,161	N/A	N/A	$641,645
John Kleine	2006	$201,666	$192,702	N/A	$130,869	N/A	N/A	$525,237

(1)             The amounts in the table for Messrs. Pulver and Didier are converted from Australian Dollars to U.S. Dollars based on the exchange rate on December 31, 2006. The amounts above in the columns titled “Salary” and “Non-Equity Incentive Plan Compensation” include the statutory 9% superannuation required under Australian law.

(2)             A discussion of the assumptions used in calculating these values may be found in Note 1 above to our 2006 audited financial statements.

(3)             Payment for 2006 performance was made in March 2007 under the NetRatings executive bonus plan.

GRANTS OF PLAN-BASED AWARDS

The following provides information about our grants of plan-based awards for 2006:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)

William Pulver	5/1/2006	(1)		$297,648	(1)		20,000	40,000	50,000	N/A	N/A	N/A	$506,400
Todd Sloan	5/1/2006	(1)		$135,188	(1)		12,500	25,000	31,250	N/A	N/A	N/A	$316,500
Manish Bhatia	1/1/2006	N	/A	N/A	N	/A	N/A	N/A	N/A	10,000	N/A	N/A	$118,200
	5/1/2006	(1)		$115,000	(1)		12,500	25,000	31,250	N/A	N/A	N/A	$316,500
Forrest Didier	5/1/2006	(1)		$100,152	(1)		8,000	16,000	20,000	N/A	N/A	N/A	$202,560
John Kleine	5/1/2006	(1)		$90,900	(1)		8,000	16,000	20,000	N/A	N/A	N/A	$202,560

(1)                The target column shows the target bonus amount for each Named Executive Officer under our executive bonus plan. The actual bonus payouts for 2006 under this plan are shown in the Summary Compensation Table above in the column titled “Non-Equity Incentive Plan Compensation.” The calculation of the respective bonus payouts for 2006, relative to the target bonus amounts, is described in the section titled “Cash Incentive Bonuses” in the Compensation Discussion and Analysis above, and such calculation does not specify minimum and maximum payout ranges.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information about outstanding equity awards to the Named Executive Officers at December 31, 2006:

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William Pulver	455,877	0	N/A	$12.51	10/31/2011	N/A		N/A	66,667	(2)	$1,167,339
	26,042	2,083		$6.02	2/23/2013
	117,022	12,500		$5.82	3/9/2013
	68,750	31,250		$11.05	3/30/2014
Todd Sloan	150,000	0	N/A	$11.55	2/28/2012	N/A		N/A	45,000	(3)	$787,950
	25,000	0		$5.84	9/29/2012
	45,313	4,687		$5.82	3/9/2013
	51,563	23,437		$11.05	3/30/2014
Manish Bhatia	75,000	0	N/A	$11.55	2/28/2012	6,667	(4)	$116,739	38,334	(5)	$671,228
	46,875	3,125		$5.82	3/9/2013
	34,375	15,625		$11.05	3/30/2014
Forrest Didier	N/A	N/A	N/A	N/A	N/A	6,667	(6)	$116,739	29,334	(7)	$513,638
John Kleine	N/A	N/A	N/A	N/A	N/A	10,000	(8)	$175,100	36,000	(9)	$630,360

(1)                All option grants were subject to four-year vesting, with 25% vesting on the one-year anniversary of the grant and monthly vesting thereafter. The option expiration date is the tenth anniversary (less one day) of the date of each grant.

(2)                Of this amount, (i) 26,667 shares vested in March 2007 and (ii) the remaining shares were granted in 2006 and will vest in accordance with the performance-based guidelines described in the “Equity Compensation” section of the Compensation Discussion and Analysis section above.

(3)                Of this amount, (i) 20,000 shares vested in March 2007 and (ii) the remaining shares were granted in 2006 and will vest in accordance with the performance-based guidelines described in the “Equity Compensation” section of the Compensation Discussion and Analysis section above.

(4)                Of this amount, (i) 3,333 shares will vest in December 2007 and (ii) 3,334 shares will vest in December 2008.

(5)                Of this amount, (i) 13,334 shares vested in March 2007 and (ii) the remaining shares were granted in 2006 and will vest in accordance with the performance-based guidelines described in the “Equity Compensation” section of the Compensation Discussion and Analysis section above.

(6)                Of this amount, (i) 3,333 shares will vest in May 2007 and (ii) 3,334 shares will vest in May 2008.

(7)                Of this amount, (i) 13,334 shares will vest in May 2007 and (ii) the remaining shares were granted in 2006 and will vest in accordance with the performance-based guidelines described in the “Equity Compensation” section of the Compensation Discussion and Analysis section above.

(8)                Of this amount, (i) 5,000  shares will vest in September 2007 and (ii) 5,000 shares will vest in September 2008.

(9)                Of this amount, (i) 6,666 shares vested in March 2007 and (ii) the remaining shares were granted in 2005 and 2006 and will vest in accordance with the performance-based guidelines described in the “Equity Compensation” section of the Compensation Discussion and Analysis section above.

OPTION EXERCISES AND STOCK VESTED

The following table provides information about stock options exercised by and restricted stock vested for each Named Executive Officer during 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William Pulver	—	—	13,333	$165,196
Todd Sloan	—	—	10,000	$123,900
Manish Bhatia	10,000	$86,731	9,999	$140,953
Forrest Didier	—	—	9,999	$126,587
John Kleine	—	—	5,000	$71,150

DIRECTOR COMPENSATION

The following table provides information about compensation paid to our directors in 2006:

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John A. Dimling	N/A	N/A	$7,249	N/A	N/A	N/A	$7,249
Arthur F. Kingsbury	$90,000	$48,229	N/A	N/A	N/A	N/A	$138,229
David H. Harkness	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Thomas A. Mastrelli	N/A	N/A	N/A	N/A	N/A	N/A	N/A
D. Scott Mercer	$95,000	$52,518	N/A	N/A	N/A	N/A	$147,518
James M. O’Hara	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Jerrell W. Shelton	$90,000	$42,014	N/A	N/A	N/A	N/A	$132,014
Susan D. Whiting	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)          Under the guidelines established by our board of directors in March 2005, each “non-employee director,” defined as a director who is not employed by NetRatings or any other affiliate of The Nielsen Company, was paid an annual fee of $30,000 for serving on the board of directors during 2006; provided, however, that the chairman of the audit committee (D. Scott Mercer) was paid an annual fee of $35,000 for 2006. The annual fee is paid in four equal installments. Directors are not paid meeting fees.

(2)          In October 2006, our board of directors agreed to compensate the “non-employee directors” $60,000 for serving as members of the special committee which was formed in response to the acquisition proposal received by The Nielsen Company in October 2006. The entire amount of this fee was paid in 2006.

(3)          Under the guidelines established by our board of directors in March 2005, each “non-employee director” received an annual grant of 3,000 shares of restricted stock for serving as a member of the board of directors during 2006 and an annual grant of 1,000 shares of restricted stock for each board committee on which the “non-employee director” served for 2006. Messrs. Kingsbury and Mercer were each granted 5,000 shares of restricted stock in 2006 with a grant date fair value of $62,150. Mr. Shelton was granted 4,000 shares of restricted stock with a grant date fair value of $49,720. These restricted stock awards are to vest in two equal annual installments beginning on January 1, 2007 and on the one year anniversary thereafter. As of December 31, 2006, the aggregate total number of outstanding unvested restricted stock awards are as follows: Mr. Kingsbury: 5,000; Mr. Mercer: 5,000; and Mr. Shelton: 4,000.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the board of directors during 2006 were Mr. Dimling, Mr. Kingsbury and Mr. Mercer, none of whom was an officer or employee or former officer or employee of NetRatings. During 2006, no executive officer of NetRatings served on the compensation committee or board of directors of another entity whose executive officer(s) served on our compensation committee or board of directors. In March 2007, Mr. Shelton replaced Mr. Mercer on the compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K, Item 402(b) with management. Based on the review and discussions referred to in the preceding sentence, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

John A. Dimling, Chairman
Arthur F. Kingsbury
Jerrell W. Shelton

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of February 28, 2007 by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director of NetRatings, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-K) and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of NetRatings’ officers and directors is c/o NetRatings, Inc., 120 West 45th Street, 35th Floor, New York, New York 10036.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Common Stock Outstanding(2)
5% Stockholders:
Valcon Acquisition Holding (Luxembourg) S.a.r.l.(3)	21,578,296	59.8%
TCS Capital(4)	3,475,284	9.6%
Executive Officers and Directors:
David H. Harkness(5)(8)	21,589,296	59.8%
Susan D. Whiting(6)(8)	21,579,296	59.8%
Thomas A. Mastrelli(3)(8)	21,578,296	59.8%
James M. O’Hara(3)(8)	21,578,296	59.8%
John A. Dimling(7)(8)	18,893,727	52.3%
William R. Pulver(9)	773,774	2.1%
Todd Sloan(10)	327,813	*
Manish Bhatia(11)	210,995	*
D. Scott Mercer(12)	65,000	*
Arthur F. Kingsbury(13)	49,000	*
Forrest Didier(14)	46,000	*
John Kleine(15)	46,000	*
Jerrell W. Shelton(16)	16,333	*
All directors and executive officers as a group (15 persons)(17)	23,245,828	62.2%

* Less than 1%

       (1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of February 28, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Holders of restricted shares have voting power with respect to such shares from the date of grant. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each such stockholder’s name.

       (2) Based on 36,092,266 shares of our common stock outstanding on February 28, 2007.

       (3) Consists of (i) 18,832,727 shares held of record by Nielsen Media Research and (ii) 2,745,569 shares held of record by ACNielsen Corporation. Nielsen Media Research and ACNielsen Corporation are indirectly wholly-owned subsidiaries of The Nielsen Company B.V. (f/k/a VNU Group B.V.) which is an indirect wholly-owned subsidiary of Valcon Acquisition Holding (Luxembourg) S.a.r.l.

       (4) Based on a Schedule 13G filed with the SEC on February 9, 2007, TCS Capital Investments, LP (“TCS Capital Investments”) may be deemed to be the beneficial owner of 2,146,671 shares of common stock. Each of TCS Capital GP, LLC (“TCS Capital GP”) and Mr. Eric Semler may be deemed to be the beneficial owner of 3,475,284 shares of common stock, which consists of (A) 2,146,671 shares of common stock held for the account of TCS Capital Investments, (B) 185,335 shares of common Stock held for the account of TCS Capital LP (“TCS Capital”) and (C) 1,143,278 shares of common stock held for the account of TCS Capital II, LP (“TCS Capital II”). TCS Capital GP acts as general partner of each of TCS Capital, TCS Capital II and TCS Capital Investments, and Mr. Semler, as manager of TCS Capital GP, controls the investment decisions of TCS Capital GP. The address of the principal business office of each of TCS Capital Investments, TCS Capital GP, TCS Capital, TCS Capital II and Mr. Eric Semler is 888 Seventh Avenue, Suite 1504, New York, New York 10019.

       (5) Consists of (i) 6,000 shares owned directly, (ii) 5,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007, (iii) 18,832,727 shares held of record by Nielsen Media Research and (iv) 2,745,569 shares held of record by ACNielsen Corporation.

       (6) Consists of (i) 1,000 shares owned directly, (ii) 18,832,727 shares held of record by Nielsen Media Research and (iii) 2,745,569 shares held of record by ACNielsen Corporation.

       (7) Consists of (i) 3,500 shares owned directly, (ii) 57,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007 and (iii) 18,832,727 shares held of record by Nielsen Media Research.

       (8) Mr. Dimling is Chairman Emeritus of Nielsen Media Research; Mr. Harkness is Senior Vice President, Strategy and Alliances, of The Nielsen Company’s Media Measurement and Information Segment; Mr. Mastrelli is Executive Vice President, Corporate Development, The Nielsen Company; Mr. O’Hara is Senior Vice President and Chief Financial Officer of The Nielsen Company’s Media Measurement and Information Segment; and Ms. Whiting is Executive Vice President of The Nielsen Company and Chairman of Nielsen Media Research. Each of Nielsen Media Research and ACNielsen Corporation are indirectly wholly-owned subsidiaries of The Nielsen Company. Accordingly, these individuals may be deemed to share voting or investment control with respect to shares owned by Nielsen Media Research or ACNielsen Corporation. Each of these individuals disclaims beneficial ownership of any shares held by Nielsen Media Research or ACNielsen Corporation. The address for each of these individuals is c/o The Nielsen Company B.V., 770 Broadway, New York, New York 10003.

       (9) Consists of (i) 83,167 shares owned directly, of which 66,667 are restricted shares, and (ii) 690,607 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007. The restricted shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(10) Consists of (i) 45,000 shares owned directly, all of which are restricted shares, and (ii) 282,813 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007. The restricted shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(11) Consists of (i) 47,453 shares owned directly, of which 45,882 are restricted shares, and (ii) 163,542 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007. The restricted shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(12) Consists of (i) 15,000 shares owned directly, of which 2,500 are restricted shares, and (ii) 50,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007. The restricted shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(13) Consists of (i) 9,000 shares owned directly, of which 2,500 are restricted shares, and (ii) 40,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007. The restricted shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(14) Consists of 46,000 shares of restricted common stock owned directly. These shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(15) Consists of 46,000 shares of restricted common stock owned directly. These shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(16) Consists of (i) 8,000 restricted shares owned directly, of which 2,000 are restricted shares, and (ii) 8,333 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2006. The restricted shares will fully vest upon the consummation of the merger with Nielsen Media Research.

(17) Includes 18,832,727 shares held of record by Nielsen Media Research and 2,745,569 shares held of record by ACNielsen Corporation. Also includes 1,305,820 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 28, 2007.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of December 31, 2006, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,219,599	$10.54	419,000
Equity compensation plans not approved by security holders*	5,146	$106.83	—
Total	2,224,745	$10.76	419,000

*                    Assumed in connection with our acquisition of eRatings in May 2002.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions with The Nielsen Company B.V. and its Subsidiaries

The Nielsen Company B.V.

We obtain our directors and officers, property, general and workers compensation insurance through The Nielsen Company. The costs incurred for these services in each of 2006 and 2005 were approximately $0.2 million.

Nielsen Media Research

In August 1999, we entered into an operating agreement with Nielsen Media Research. Under the terms of the operating agreement, we paid Nielsen Media Research a 35% commission for selling services to certain customers. In May 2002, this agreement was amended to provide that, in lieu of paying commissions, the company will pay the actual costs associated with the operation and maintenance by Nielsen Media Research of sales personnel dedicated to selling our products and services. This expense totaled approximately $0.3 million for each of the years ended December 31, 2006 and 2005.

In April 2005, we and Nielsen Media Research signed a series of agreements pursuant to which the parties have cooperated in the development and operation of a patent enforcement program. Under the patent enforcement program, we have contacted a series of companies in the web analytics and online advertising fields regarding the licensing of a portfolio of patents that are owned or jointly owned (with Nielsen Media Research) by us. As part of the patent enforcement program, we have also initiated a number of patent infringement lawsuits, five of which have been settled. Under each of the five settlements, we have licensed certain patents in exchange for license or royalty fees. Pursuant to our agreements with Nielsen Media Research, we (i) split the fees and expenses relating to the patent enforcement program on a 50/50 basis and (ii) split the proceeds from the patent enforcement program on a 50/50 basis, net of certain payments to the law firm coordinating the patent enforcement program.

We are also charged by Nielsen Media Research for the costs of maintaining our U.S. home and at-work NetView panels. These costs totaled $2.3 million and $2.5 million for the years ended December 31, 2006 and 2005, respectively.

In the fourth quarter of 2003, Nielsen Media Research started providing services to recruit and survey respondents for our @Plan service. The cost incurred for these services was $2.8 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively.

In March 2004, we engaged Nielsen Media Research to provide technology hosting services for our U.S. data center operations. The cost incurred in 2006 and 2005 for these services was $0.8 million and $0.6 million, respectively.

As of December 31, 1999, Nielsen Media Research became a wholly-owned subsidiary of The Nielsen Company. As Nielsen Media Research is a majority stockholder of NetRatings, The Nielsen Company is required to consolidate our operating results with its own for financial reporting purposes. As of December 31, 2006 and 2005, The Nielsen Company owned, through its subsidiaries, approximately 60% of our outstanding common stock.

ACNielsen Corporation

Since May 2002, ACNielsen Corporation, an indirect wholly-owned subsidiary of The Nielsen Company, has provided back office services for parts of our international operations. These services include payment of all international operating expenses for which we reimburse ACNielsen Corporation on a quarterly basis. Fees related to these back office services were approximately $0.4 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively. During 2006, we completed the process of transitioning these services out of ACNielsen Corporation in certain countries, although ACNielsen Corporation still provides these services in several international jurisdictions. We also rent office space in ACNielsen Corporation offices for some of our international sales offices. Charges related to this office space and related office expenses were approximately $0.2 million for the year ended December 31, 2006 and approximately $0.4 million for the year ended December 31, 2005.

Policies Regarding the Review and Approval of Transactions with Related Persons

Pursuant to its written charter, the audit committee must review with management and approve all transactions or courses of dealing with parties related to NetRatings. In determining whether to approve a related person transaction, the audit committee will consider a number of factors including whether the related person transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. The audit committee has reviewed and approved the terms of each of the transactions described above.

Director Independence

As noted above, because The Nielsen Company B.V. and its affiliates own more than 50% of the voting power in NetRatings, we are deemed to be a “controlled company” under the Nasdaq rules. As a result, we are exempt from the Nasdaq rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. The audit committee currently consists of Messrs. Kingsbury, Mercer and Shelton, each of whom has been determined to be independent as defined under both the Nasdaq’s and SEC’s director independence standards for audit committee members. Other than the members of the audit committee, there are no other independent directors that serve on the Board of Directors.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Services Rendered by Ernst & Young LLP

For the fiscal years ended December 31, 2006 and December 31, 2005, fees for professional services provided by Ernst & Young LLP are set forth below:

	Year Ended December 31,
	2006	2005
Audit Fees(1)	$995,280	$936,500
Audit Related Fees	$—	$—
Tax Fees	$21,500	$297,800
All Other Fees	$—	$—

(1)          Includes fees associated with the annual audit of our consolidated financial statements, the audit of internal control over financial reporting, the reviews of our quarterly reports on Form 10-Q and fees related to regulatory filings.

Pre-Approval Policies and Procedures

Pursuant to its written charter, the audit committee shall approve in advance all audit services and all permissible non-audit services provided by the independent registered public accounting firm, consistent with applicable law and exchange requirements. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not previously contemplated by the audit committee. The audit committee has decided to delegate pre-approval authority to the chair of the audit committee for any engagements that are less than $25,000. The chair of the audit committee must report any pre-approval decisions to the audit committee at its next scheduled meeting. Any engagements that exceed $25,000 must be approved by the audit committee in advance.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as a part of this report:

(1)          Financial Statements:

See Index to Consolidated Financial Statements at page 41 of this report.

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM PULVER	Chief Executive Officer, President and Director	March 16, 2007
William Pulver	(Principal Executive Officer)

/s/ TODD SLOAN	Executive Vice President Corporate Development, Chief	March 16, 2007
Todd Sloan	Financial Officer and Secretary (Principal Financial and
Accounting Officer)

/s/ JOHN A. DIMLING	Chairman of the Board	March 16, 2007
John A. Dimling

/s/ DAVID H. HARKNESS	Director	March 16, 2007
David H. Harkness

/s/ ARTHUR F. KINGSBURY	Director	March 16, 2007
Arthur F. Kingsbury

/s/ THOMAS A. MASTRELLI	Director	March 16, 2007
Thomas A. Mastrelli

/s/ D. SCOTT MERCER	Director	March 16, 2007
D. Scott Mercer

/s/ JERRELL W. SHELTON	Director	March 16, 2007
Jerrell W. Shelton

/s/ SUSAN D. WHITING	Director	March 16, 2007
Susan D. Whiting

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.7(1)	Form of Share Purchase Agreement between NetRatings, Inc. and certain Red Sheriff shareholders.
2.8(2)	Agreement and Plan of Merger, dated as of February 5, 2007, among Nielsen Media Research, Inc., NTRT Acquisition Sub, Inc. and NetRatings, Inc.
3.1(3)	Restated Certificate of Incorporation of Registrant.
3.2(4)	Amended and Restated By-Laws of Registrant.
*10.1(5)	Amended and Restated 1998 Stock Plan, including form of restricted stock agreement.
*10.2(6)	1999 Employee Stock Purchase Plan.
*10.3(7)	Form of Director Retention Agreement.
*10.4(8)	Employment Offer Letter with Bill Pulver dated November 1, 2001.
*10.5(9)	Employment Offer Letter with Todd Sloan dated February 28, 2002.
10.10(10)	Operating Agreement between Registrant and Nielsen Media Research dated as of August 15, 1999.
10.11(11)	Software License Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.12(12)	Panel Maintenance Agreement between Registrant and Nielsen Media Research, dated as of August 15, 1999.
10.13(13)	NMR Commissions Agreement by and between NetRatings, Inc. and Nielsen Media Research, Inc., dated as of May 7, 2002.
10.14(14)	Office Space Lease between Registrant and The Irvine Company dated November 9, 1999 (as subsequently amended).
10.15(15)	Services Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.16(16)	Post-Closing Agreement by and among NetRatings, Inc., ACNielsen eRatings.com and ACNielsen Corporation, dated as of May 7, 2002.
10.17(17)	Agreement of Reimbursement by and between NetRatings, Inc. and ACNielsen Corporation, dated as of May 7, 2002.
10.18(18)	Agreement of Reimbursement by and between NetRatings, Inc. and VNU, Inc., dated as of May 7, 2002.
10.19(19)	Sub-sublease dated September 13, 2002.
*10.20(20)	Employment Offer Letter with Forrest Didier dated April 29, 2005.
*10.21(21)	Employment Offer Letter with John Kleine dated August 5, 2005.
*10.22(22)	Separation Agreement and Mutual Release, dated January 1, 2006, between NetRatings, Inc. and George Durney.
*10.23(23)	Compromise Agreement, dated February 17, 2006, between NetRatings UK Limited and David Day.
*10.24(24)	Service Agreement, dated July 13, 2006, between NetRatings UK Ltd and Louise Ainsworth.
*10.25	Severance Agreement between NetRatings, Inc. and Manish Bhatia
*10.26(25)	Letter Agreement between NetRatings, Inc. and Todd Sloan
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(2)          Incorporated by reference to exhibit number 2.1 to Registrant’s Current Report on Form 8-K dated February 6, 2007.

(3)          Incorporated by reference to exhibit number 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(4)          Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2006.

(5)          Incorporated by reference to exhibit number 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(6)          Incorporated by reference to exhibit number 10.2 to Registrant’s S-1 Registration Statement (No. 333-87717), which became effective on December 8, 1999 (the “1999 Registration Statement”).

(7)          Incorporated by reference to exhibit number 10.3 to the 1999 Registration Statement.

(8)          Incorporated by reference to exhibit number 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(9)          Incorporated by reference to exhibit number 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2002.

(10) Incorporated by reference to exhibit number 10.9 to the 1999 Registration Statement.

(11) Incorporated by reference to exhibit number 10.16 to the 1999 Registration Statement.

(12) Incorporated by reference to exhibit number 10.17 to the 1999 Registration Statement.

(13) Incorporated by reference to exhibit number 10.38 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(14) Incorporated by reference to exhibit number 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(15) Incorporated by reference to exhibit number 10.35 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(16) Incorporated by reference to exhibit number 10.36 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(17) Incorporated by reference to exhibit number 10.37 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(18) Incorporated by reference to exhibit number 10.39 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

(19) Incorporated by reference to exhibit number 10.42 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2002.

(20) Incorporated by reference to exhibit number 99.2 to Registrant’s Current Report on Form 8-K dated May 5, 2005.

(21) Incorporated by reference to exhibit number 99.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005.

(22) Incorporated by reference to exhibit number 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(23) Incorporated by reference to exhibit number 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(24) Incorporated by reference to exhibit number 99.1 to Registrant’s Current Report on Form 8-K dated August 4, 2006.

(25) Incorporated by reference to exhibit number 99.1 to Registrant’s Current Report on Form 8-K dated December 21, 2006.