Form 10-Q
period 2007-03-31
NETRATINGS INC
filed 2007-05-10
CIK 1095480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2007, was 36,078,892.

NETRATINGS, INC. FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,251	$52,180
Short-term marketable securities	115,560	119,513
Accounts receivable, net	26,070	26,329
Prepaid expenses and other current assets	4,004	3,544
Total current assets	202,885	201,566
Long-term marketable securities	12,927	15,320
Property and equipment, net	9,413	9,582
Intangibles, net	10,307	10,901
Goodwill	76,151	76,301
Other assets	1,848	1,803
Total assets	$313,531	$315,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,220	$3,600
Accrued liabilities	11,966	13,444
Deferred revenue	19,100	17,632
Due to related parties	3,431	5,947
Restructuring liabilities	331	354
Total current liabilities	38,048	40,977
Restructuring liabilities, less current portion	—	64
Total liabilities	38,048	41,041
Minority interest	2,250	2,221
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001:
Authorized shares: 200,000
Issued shares: 39,063 and 38,723 at March 31, 2007 and December 31, 2006, respectively; outstanding shares: 35,563 and 35,277 at March 31, 2007 and December 31, 2006, respectively	39	39
Additional paid-in capital	459,931	457,926
Accumulated other comprehensive income	2,935	2,858
Treasury stock	(47,282)	(46,154)
Accumulated deficit (Note 11)	(142,390)	(142,458)
Total stockholders’ equity	273,233	272,211
Total liabilities and stockholders’ equity	$313,531	$315,473

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$21,958	$18,280
Cost of revenue(1)	6,159	5,632
Gross profit	15,799	12,648
Operating expenses:
Research and development(1)	3,516	2,931
Sales and marketing(1)	6,671	6,790
General and administrative(1)	4,111	3,817
Acquisition related expenses	1,888	—
Amortization of intangible assets(2)	594	594
Total operating expenses	16,780	14,132
Loss from operations	(981)	(1,484)
Interest income, net	1,956	1,161
Minority interest in net income of consolidated subsidiaries	(29)	(163)
Net income (loss) before provision for income taxes and cumulative effect of change in accounting principle	946	(486)
Provision for income taxes	(753)	(138)
Net income (loss) before cumulative effect of change in accounting principle	193	(624)
Cumulative effect of change in accounting principle	—	369
Net income (loss)	$193	$(255)
Net income (loss) per share—basic:
Before cumulative effect of change in accounting principle	$0.01	$(0.02)
Cumulative effect of change in accounting principle	—	0.01
Net income (loss) per common share—basic	$0.01	$(0.01)
Net income (loss) per share—diluted:
Before cumulative effect of change in accounting principle	$0.01	$(0.02)
Cumulative effect of change in accounting principle	—	0.01
Net income (loss) per common share—diluted	$0.01	$(0.01)
Shares used to compute net income (loss) per common share—basic	35,397	34,705
Shares used to compute net income (loss) per common share—diluted	36,892	34,705

(1)           Includes the following amounts of amortization of stock-based compensation:

Cost of revenue	$39	$66
Research and development	463	288
Sales and marketing	201	443
General and administrative	365	367
Total amortization of stock-based compensation	$1,068	$1,164

(2)           Amortization of intangible assets:

Cost of revenue	$444	$444
Sales and marketing	150	150
Total amortization of intangible assets	$594	$594

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,226)	$1,761
INVESTING ACTIVITIES
Acquisition of property and equipment	(1,039)	(1,845)
Purchase of investments	(30,644)	(23,735)
Sale of investments	10,289	23,003
Maturity of investments	26,700	18,850
Net cash provided by investing activities	5,306	16,273
FINANCING ACTIVITIES
Proceeds from issuance of common stock	905	1,126
Stock repurchases	—	(11,588)
Net cash provided by (used in) financing activities	905	(10,462)
Effect of exchange rate fluctuations	86	316
Net increase in cash and cash equivalents	5,071	7,888
Cash and cash equivalents at beginning of period	52,180	34,940
Cash and cash equivalents at end of period	$57,251	$42,828

See accompanying notes to the condensed consolidated financial statements.

NETRATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of NetRatings, Inc. (“NetRatings” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed from December 31, 2006.

The accompanying interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, results of operations and cash flows.

2.                 COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Accumulated translation adjustment	$3,060	$(329)
Unrealized loss on short-term investments	(125)	(699)
Accumulated other comprehensive income (loss)	$2,935	$(1,028)

3.                 COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

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

Prior to the second quarter of 2006, the Company had experienced net losses. As a result, common equivalent shares from stock options were excluded from the calculation of net loss per common share as their effect was anti-dilutive. If NetRatings had recorded net income for the three months ended March 31, 2006, the calculation of historical diluted earnings per share would have included approximately 0.7 million additional common equivalent shares related to outstanding stock awards (determined using the treasury stock method).

The following table sets forth the computation of basic and diluted net income (loss) per share, determined using the treasury stock method for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	March 31,	March 31,
	2007	2006
Net income (loss) before cumulative effect of change in accounting principle	$193	$(624)
Cumulative effect of change in accounting principle	—	369
Net income	$193	$255
Weighted average number of shares:
Basic	35,397	34,705
Effect of dilutive stock options	480	—
Effect of dilutive restricted stock grants	1,015	—
Diluted	36,892	34,705
Net income (loss) per share—basic	$0.01	$(0.01)
Net income (loss) per share—diluted	$0.01	$(0.01)

4.                 OTHER ASSETS

Other assets include (i) receivables from the Company’s joint venture in Latin America, Ibope eRatings.com, (ii) restricted cash held in the form of long-term security deposits related to the Company’s office leases in Seattle, New York, London and Sydney and (iii) other miscellaneous assets. Receivables from Ibope eRatings.com, before reserves, were approximately $1.1 million at March 31, 2007 and December 31, 2006.

5.                 PATENT ENFORCEMENT PROGRAM AND LICENSING REVENUE

In 2005, NetRatings commenced a patent enforcement program to protect the Company’s investments in its patented technologies related to the collection, analysis and reporting of Internet and/or computer usage and activity. The Company’s licensing arrangements may be structured in a variety of different ways, including lump sum payments, short-term payments or payments over an extended period. As a result, the Company’s licensing revenues could be significantly higher or lower from one period to a subsequent period. Legal expenses related to the Company’s patent enforcement program are included in general and administrative expenses. Total licensing revenue for the three months ended March 31, 2007 and 2006 was $1.0 million and $1.2 million, respectively.

6.                 STOCK-BASED COMPENSATION

For the three months ended March 31, 2007, the Company recognized stock-based compensation expense of $1.1 million, which included $0.9 million for restricted stock awards, $0.1 million for stock option grants and $0.1 million for shares issued under the Company’s employee stock purchase plan.

Valuation Assumptions

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. No stock options were granted during the three months ended March 31, 2007 and 2006, respectively. In February 2007, the Company discontinued participation in its employee stock purchase plan. The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates, to estimate fair value. The following weighted average assumptions were used for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Employee stock purchase plan:
Risk-free interest rate	5.18%	4.53%
Dividend yield	0%	0%
Volatility	33%	30%
Expected life in years	0.5	0.5

Stock-Based Compensation Activity

Information with respect to the stock plan activity and related information for the three months ended March 31, 2007, is set forth in the following table:

		Restricted Stock Outstanding		Stock Options Outstanding
	Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	419,000	774,000	$13.77	2,225,000	$10.76	5.4	$13,804,000
Granted	(1,000)	1,000	18.09	—	—
Exercised/released	—	(249,000)	14.20	(48,000)	9.35
Restricted stock withheld for taxes(1)	55,000	—	—	—	—
Canceled	18,000	(15,000)	13.49	(3,000)	9.66
Balance at March 31, 2007	491,000	511,000	$13.57	2,174,000	$10.79	5.4	$22,326,000
Options exercisable at March 31, 2007				2,012,000	$10.74	5.3	$20,831,000
Unvested shares as of March 31, 2007		511,000	$13.57	162,000	$11.20

(1)           Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain minimum statutory tax withholding obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.80 on March 31, 2007, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of March 31, 2007 was approximately 2.0 million shares. The aggregate intrinsic value of stock options exercised during the three month period ended March 31, 2007 was $0.4 million.

As of March 31, 2007, there was $4.1 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Company’s stock plan and employee stock purchase plan. Total expense is expected to be recognized over the weighted-average period of 1.3 years.

7.                 GOODWILL AND INTANGIBLE ASSETS

During the three months ended March 31, 2007, the Company used net operating loss carryforwards of acquired companies, resulting in a decrease in goodwill of approximately $0.1 million. Goodwill and other intangible assets, along with their weighted average lives as of March 31, 2007, consisted of the following (in thousands, except weighted average life):

	Gross carrying amount	Accumulated amortization	Net	Weighted average life
Intangible assets continuing to be amortized:
Core technologies	$5,482	$3,669	$1,813	7
Customer contracts	4,940	4,490	450	3
Patents and other	15,682	7,638	8,044	11
Total other intangible assets	$26,104	$15,797	$10,307
Goodwill			$76,151

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2007: $2.4 million; 2008: $1.8 million; 2009: $1.4 million; 2010: $1.1 million; and 2011: $1.0 million. As of October 1, 2006, the Company performed its annual evaluation of goodwill and other intangibles and no impairment was indicated. The Company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

8.                 RESTRUCTURING LIABILITIES

The Company’s restructuring liabilities relate to an acquisition in 2002 for which a lease commitment accrual remains.

The following table summarizes activity associated with these restructuring liabilities during the three month period ended March 31, 2007 (in thousands):

	Accrual as of December 31, 2006	Utilized Cash	Accrual as of March 31, 2007
Lease commitments	$418	$(87)	$331

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

The following tables set forth revenue and property and equipment (in thousands):

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	US	EMEA	APLA	Total	US	EMEA	APLA	Total
Revenue	$11,552	$5,506	$4,900	$21,958	$9,359	$5,172	$3,749	$18,280

	March 31, 2007				December 31, 2006
	US	EMEA	APLA	Total	US	EMEA	APLA	Total
Property and equipment	$5,033	$1,764	$2,616	$9,413	$4,910	$1,829	$2,843	$9,582

10.          CONTINGENCIES

The Company is involved in certain legal proceedings. See Legal Proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management currently believes that the resolution of these matters, and other pending legal matters that do not presently require disclosure in Legal Proceedings, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

11.          INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities. The Company recorded income tax provision of $0.8 million and $0.1 million for the three month periods ended March 31, 2007 and 2006, respectively, primarily related to its foreign operations. Taxes related to the Company’s domestic operations were primarily offset by net operating loss carryforwards.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The adoption of FIN 48 resulted in a decrease in accumulated deficit at January 1, 2007 of approximately $0.1 million.  Including the decrease noted above, the Company had approximately $0.6 million of total gross unrecognized tax benefits.  Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. There was no change to the Company's unrecognized tax benefits for the three month period ended March 31, 2007.

The Company recognized no interest or penalties related to uncertain tax positions in income tax expense.  The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits.

The Company files annual U.S. federal, state and local income tax returns, as well as annual income tax returns in various foreign jurisdictions. While it is often difficult to predict the final outcome or timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax reserves reflect the most probable outcome. The Company adjusts these unrecognized tax reserves, as well as any related interest, in light of changing facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. The resolution of a matter could be recognized as an adjustment to the Company’s provision for income taxes and the Company’s effective tax rate in the period of resolution. The Company's U.S. federal income tax returns, as well as income tax returns in most states, are subject to examination due to the Company’s net operating loss and overall credit carryforward position.  With few exceptions, the Company is no longer subject to examination by foreign tax authorities for years prior to 2002.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q (this “Report”) are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in this Report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

The Nielsen Company B.V., through its subsidiaries ACNielsen Corporation and Nielsen Media Research, owns approximately 60% of our outstanding common stock. On February 5, 2007, we, Nielsen Media Research and NTRT Acquisition Sub, Inc., a newly-formed and wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into us, which will result in The Nielsen Company and its subsidiaries owning all of our common stock. Upon completion of the merger, holders of our common stock (other than Nielsen Media Research, any other direct or indirect subsidiary of The Nielsen Company and any stockholders who perfect their appraisal rights under Delaware law) will have the right to receive $21.00 in cash, without interest, for each share of our common stock held immediately prior to completion of the merger. For more information regarding the proposed transaction, please see the preliminary proxy statement filed by us with the SEC, and the related Schedule 13E-3 filed with the SEC by us, The Nielsen Company, Nielsen Media Research, ACNielsen and NTRT Acquisition Sub. The Nielsen Company is a wholly-owned indirect subsidiary of Valcon Acquisition Holding (Luxembourg) S.a.r.l.

Our revenues for the first quarter of 2007 totaled $22.0 million, compared to $22.0 million in the fourth quarter of 2006 and $18.3 million in the first quarter of 2006. As of March 31, 2007, we had 1,850 clients, compared to 1,851 clients as of December 31, 2006 and 1,679 clients as of March 31, 2006. The increase in our number of clients from March 31, 2006 to March 31, 2007 is the result of organic growth in our business.

Our revenue growth from the first quarter of 2006 to the first quarter of 2007 is due to (i) organic growth in our overall product portfolio and (ii) the effect of fluctuating exchange rates relating to our international operations. Our revenues remained unchanged from the fourth quarter 2006 to the first quarter of 2007 due to an increase in sales of our product portfolio, which was offset by a reduction in patent licensing revenue.

As of March 31, 2007, our accumulated deficit was $142.3 million. Since the beginning of 2002, we have made significant progress in reducing our operating losses and net losses. Our operating loss decreased from $39.9 million in 2002 to $29.7 million in 2003, $20.2 million in 2004, $11.9 million in 2005, $1.4 million in 2006, and our operating loss for the first three months of 2007 was $1.0 million. Likewise, our net loss decreased from $38.9 million in 2002 to $25.1 million in 2003, $17.4 million in 2004 and $8.4 million in 2005. We recorded net income of $2.8 million and $0.2 million for 2006 and the first three months of 2007, respectively. The operating loss and net income amounts for 2006 and 2007 include acquisition related expenses of $0.8 million and $1.9 million, respectively. We expect that we will make further progress in improving our operating and net income results during the remainder of 2007.

As of March 31, 2007, our cash and cash equivalents and marketable securities totaled $185.7 million, which we believe is sufficient to meet our cash needs for at least the next twelve months.

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

We have experienced revenue growth in each of the years since we launched our first product in 1999, and the revenue growth since 2002 is shown in the table below:

Years ended December 31:	Revenues
(in thousands)
2002	$29,706
2003	$41,432
2004	$59,294
2005	$69,017
2006	$81,769

Three months ended March 31:
2006	$18,280
2007	$21,958

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

Our significant accounting policies and estimates detailed in our Annual Report on Form 10-K for the year ended December 31, 2006 have not changed from December 31, 2006 to March 31, 2007, except as follows:

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the manner in which tax positions, either permanent or temporary, should be reflected in the financial statements.

In accordance with the adoption of FIN 48, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If it is more likely than not that a tax position is not sustainable, a full reserve is established. If it is more likely than not that a tax position is sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. A material change in our tax reserves could have a significant impact on our financial position, results of operations or cash flows.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the three months indicated:

	Three Months Ended March 31,
	2007	2006
Revenue	100%	100%
Cost of revenue	28%	31%
Gross profit	72%	69%
Operating expenses:
Research and development	16%	16%
Sales and marketing	30%	37%
General and administrative	19%	21%
Acquisition related expenses	9%	—
Amortization of intangible assets	3%	3%
Total operating expenses	77%	77%
Loss from operations	(5)%	(8)%
Interest income, net	9%	7%
Minority interest in net profit of consolidated subsidiaries	—	(1)%
Net income (loss) before provision for income taxes and cumulative effect of change in accounting principle	4%	(2)%
Provision for income taxes	(3)%	(1)%
Net income (loss) before cumulative effect of change in accounting principle	1%	(3)%
Cumulative effect of change in accounting principle	—	2%
Net income (loss)	1%	(1)%

Revenue.   We generate revenue primarily from the sale of our Internet audience measurement products and services. We typically sell our syndicated services pursuant to one-year subscription agreements. We also derive a portion of our revenue from our customized products and services. We also receive revenues from licensing our patents.

As of March 31, 2007, 1,850 customers worldwide subscribed to our products and services compared to 1,679 customers worldwide as of March 31, 2006. The increase of 171 customers since March 31, 2006 is the result of organic growth in our global customer base. We expect our global customer base to increase in the next few quarters as we expand our product portfolio in our existing geographic markets.

Our global client renewal rate was 85% for the first quarter of 2007, an increase over the global client renewal rate of 84% for the first quarter of 2006 and a decrease over the global client renewal rate of 86% for the fourth quarter of 2006. Our global average sales price was $44,000 for the first quarter of 2007 and $42,000 for the first quarter of 2006. The increase in the global average sales prices was due to the non-renewal of several small contracts with low average sales price. During the three month period ended March 31, 2007, no customer accounted for more than 10% of our revenue.

Revenue increased 20% to $22.0 million for the three month period ended March 31, 2007, compared to $18.3 million for the three month period ended March 31, 2006. The increase in revenue was primarily due to (i) organic growth in sales of our product portfolio and (ii) the impact of fluctuating exchange rates relating to our international operations.

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

Cost of revenue increased 9% to $6.2 million for the three month period ended March 31, 2007, compared to $5.6 million for the three month period ended March 31, 2006. The increase in cost of revenue was primarily due to (i) an increase in global MegaPanel build and online recruitment costs and (ii) depreciation and maintenance expenses related to additional capital expenditures in our data centers. As a percentage of revenue, our cost of revenue decreased to 28% for the three month period ended March 31, 2007 from 30% for the three month period ended March 31, 2006. This decrease as a percentage of revenue is primarily due to organic sales growth in our product portfolio.

Research and Development.   Research and development expenses consist primarily of compensation and related costs for personnel associated with our research and product development activities. These costs are expensed as incurred, except for costs related to internally developed software, which are capitalized and subsequently depreciated when the development of the software is completed.

Research and development expenses increased 20% to $3.5 million, or 16% of revenue, for the three month period ended March 31, 2007 from $2.9 million, or 16% of revenue, for the three month period ended March 31, 2006. The increase is primarily due to (i) additional amortization of engineering costs related to internally developed software; (ii) additional stock-based compensation expense; and (iii) additional engineering personnel.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, benefits and commissions to our salespeople and analysts, as well as costs related to seminars, promotional materials, public relations, corporate marketing and other sales and marketing programs.

Sales and marketing expenses decreased 2% to $6.7 million, or 30% of revenue, for the three month period ended March 31, 2007 from $6.8 million, or 37% of revenue, for the comparable period in 2006. The decrease was primarily due to reductions in stock-based compensation expense, partially offset by increases in global sales commission expense.

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

General and administrative expenses increased 8% to $4.1 million, or 19% of revenue, for the three month period ended March 31, 2007 from $3.8 million, or 21% of revenue, for the comparable period in 2006. The increase in general and administrative expenses is primarily due to (i) additional legal expenses related to a number of pending litigations and our patent enforcement program and (ii) additional finance and human resources personnel. The increase was partially offset by reductions in professional fees.

Acquisition Related Expenses.   On October 6, 2006, our board of directors received a proposal from The Nielsen Company B.V. to acquire our outstanding publicly held minority stake. A special committee of the board of directors was appointed to evaluate the offer and, subsequently, engaged legal and financial advisors. On February 5, 2007, we, Nielsen Media Research and NTRT Acquisition Sub, Inc., a newly-formed and wholly-owned subsidiary of Nielsen Media Research, entered into an Agreement and Plan of Merger, under which NTRT Acquisition Sub will merge with and into us, which will result in The Nielsen Company and its subsidiaries owning all of our common stock. The acquisition related expenses of $1.9 million reflect the expenses incurred in connection with this transaction. There were no corresponding fees in the first quarter of 2006.

Amortization of Intangible Assets.   Amortization of intangible assets was unchanged at $0.6 million, or 3% of revenue, for the three month periods ended March 31, 2007 and 2006.

Interest Income, Net.   Interest income, net, increased 68% to $2.0 million for the three month period ended March 31, 2007, from $1.2 million for the three month period ended March 31, 2006. The increase in interest income was due (i) to higher investment balances for the three month period ended March 31, 2007, compared to the three month period ended March 31, 2006 and (ii) to an overall higher interest yield on our investments during the first quarter of 2007.

Minority Interest.   Minority interest was $29 thousand and $0.2 million for the three month periods ended March 31, 2007 and 2006, respectively. The minority interest for each of these periods represents the minority share of the profits from Mediametrie NetRatings, our French subsidiary, and NetRatings Japan, our Japanese subsidiary.

Provision for Income Taxes.   The provision for income taxes totaled $0.8 million, or 3% of revenue, and $0.1 million, or 1% of revenue, for the three month periods ending March 31, 2007 and 2006, respectively. This expense primarily relates to income taxes for certain of our foreign subsidiaries and the alternative minimum tax on our U.S. operations.

Operating Loss and Net Loss.   Operating loss decreased 34% to $1.0 million, or 5% of revenue, for the three month period ended March 31, 2007 from $1.5 million, or 7% of revenue, for the three month period ended March 31, 2006. For the three month period ended March 31, 2007, our net income was $0.2 million, or $0.01 per share, on approximately 35.4 million weighted average shares outstanding, as compared with a net loss of $0.3 million, or $0.01 per share, on approximately 34.7 million weighted average shares outstanding, for the three month period ended March 31, 2006.

The improvement in operating loss was primarily due to increased revenue from organic growth, partially offset by (i) acquisition related expenses and (ii) increased other operating expenses. Net income was also positively impacted by increased interest income, partially offset by additional taxes. Additionally, net income in the first quarter of 2006 was positively impacted by the cumulative effect of change in accounting principle related to our adoption of SFAS 123(R).

Liquidity and Capital Resources

At March 31, 2007, the Company’s cash, cash equivalents and marketable securities were $185.7 million, compared with $170.1 million at March 31, 2006.

Cash used in operating activities was $1.2 million for the three months ended March 31, 2007, reflecting our net income of $0.2 million and non-cash expenses of $3.1 million, offset by cash used in working capital changes of $4.5 million. The non-cash expenses include $1.1 million for stock-based compensation, $1.2 million for depreciation and amortization of assets, $0.6 million for amortization of intangible assets and $0.2 million in other non-cash charges. Cash provided by operating activities was $1.8 million for the three months ended March 31, 2006, reflecting our net loss of $0.3 million and cash used in working capital changes of $1.3 million, partially offset by non-cash expenses of $3.4 million. The non-cash expenses include $1.2 million for stock-based compensation, $0.9 million for depreciation and amortization of assets, $0.6 million for amortization of intangible assets, $0.4 million related to the cumulative effect of change in accounting principle and $0.3 million in other non-cash charges.

Net cash provided by investing activities for the three months ended March 31, 2007 was $5.3 million, resulting from net sales and maturities of our short-term investments of $6.3 million, which was partially offset by the acquisition of property and equipment of $1.0 million. Net cash provided by investing activities for the three months ended March 31, 2006 was $16.3 million, resulting from net sales and maturities of our short-term investments of $18.1 million, which was partially offset by the acquisition of property and equipment of $1.8 million.

Net cash provided by financing activities totaled $0.9 million for the three months ended March 31, 2007, due to the exercise of options and the purchase of stock through our employee stock purchase plan. Net cash used in financing activities totaled $10.4 million for the three months ended March 31, 2006. In November 2005, we were authorized to repurchase up to $25 million of our common stock in the open market or in privately negotiated transactions. We completed this stock repurchase program in February 2006. During the three months ended March 31, 2006, cash paid in connection with this stock repurchase program was $11.6 million (including commissions). This was partially offset by cash provided by the exercise of options and the purchase of stock through our employee stock purchase plan.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $185.7 million consisting of cash and highly liquid, short-term investments. The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of March 31, 2007, our investments had a weighted-average time to maturity of approximately 144 days.

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

PART II

OTHER INFORMATION

Item 1.                        Legal Proceedings.

There have been no material developments with respect to previously reported legal proceedings.

Item 1A.                Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.                        Exhibits.

Exhibit Number	Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of February 5, 2007, among Nielsen Media Research, Inc., NTRT Acquisition Sub and NetRatings, Inc.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1)          Incorporated by reference to exhibit number 2.1 to Registrant’s Current Report on Form 8-k dated February 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007
NETRATINGS, INC.
	By:	/s/ TODD SLOAN
Todd Sloan Executive Vice President of Corporate Development, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)
	By:	/s/ WILLIAM PULVER
William Pulver President, Chief Executive Officer and Director